Form 10KSB/A
period 1996-04-30
WELLINGTON HALL LTD
filed 1996-08-13
CIK 105567

                                 FORM 10-KSB/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X)     ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1996

                                       or

( )      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                               ---------------------------------------------

Commission File Number   0-3928
                       -----------------

                          WELLINGTON HALL, LIMITED
               ----------------------------------------------
               (Name of small business issuer in its charter)

      NORTH CAROLINA                                        56-0815012
      --------------                                        ----------
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification No.)

ROUTE 1, U.S. HIGHWAY 29 AND 70, LEXINGTON, N.C.              27292
- ------------------------------------------------------------------------------
   (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:    910-249-4931
                                                ----------------

Securities registered under Section 12 (b) of the Exchange Act:  NONE
                                                                --------

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK (NO PAR VALUE)
                          ---------------------------
                                (Title of Class)

         Check whether the issued (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

         Check if there is no disclosure of delinquent filers in form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. (X)

Item 6
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         Accounts Receivable decreased by approximately $158,141 to $756,872 and represented a turnover rate of 46 days, the same as that reported at the end of last year. This reduction is largely the result of a decline in sales during the fiscal year.

         Inventories decreased by about $148,000 or 3.1% during the fiscal year and represents an effort to bring inventory levels down significantly. During
the current fiscal year it will be   necessary to further reduce inventories to
generate working capital. Management plans to raise sales while reducing inventories to bring the Company's turn ratio to a higher and more acceptable level.

         Property and equipment cost is reported to be down about $116,000 but when expenditures of approximately $39,000 are added then the reduction becomes $155,000. This decline is primarily the result of the devaluation of the Honduran currency relative to the U.S. dollar throughout the fiscal year. The currency exchange rate was 9.24 to 1 on April 30, 1995 and 11.06 to 1 on April 30, 1996, a 19.7% drop. The historical value of the company's Honduran assets are carried on the subsidiaries' books in the local currency, the Lempira. Accounting rules dictate that those lempiras be converted to dollars at the "Spot" rate in effect on April 30, 1996. The reduction to these assets appear as part of the translation adjustment.

         Notes payable increased by $40,000.

         The company must meet its interim cash requirements through cash flow from operations and use of both domestic and foreign lines of credit. At April 30, 1996 the company had approximately $97,000 of credit available from Lexington State Bank (LSB), its domestic bank. The foreign subsidiary had available approximately $200,000 from its primary lender, BANCHAS, which corresponds with NationsBank, and none from its secondary foreign bank, Banco De Honduras, a subsidiary of Citibank.

         Accounts (trade) payable are about $170,000 below those reported last year as a result of reduced production levels in both domestic and foreign operations.

         The company's total outlay for capital improvements for the fiscal year ended April 30, 1996 was approximately $39,000. No significant capital expenditures are planned for the upcoming year and will be limited to maintenance needs which develop from time to time.

         The Company's long term debt plus current maturities decreased by approximately $162,000 as a result of payments against the indebtedness during the fiscal year.

         The Company's cash position was tight during all of fiscal 1996 as a result of excessive wood deliveries early in the year and then a slow economy and lower sales during the balance of the year. The Company, which has continually produced reasonably good operating profits, has been prohibited from improving it working capital position by the relatively high level of debt and the corresponding interest and principal payments on that debt. The Company's management and sales associates have been intensely focused on marketing since late 1995. The results, especially since early April, have been encouraging with some improvement in orders booked and backlogs which are expected to support better sales by the second fiscal quarter that ends on October 30, 1996.

         However, a significant portion of this backlog and orders expected to be received in the near future carry delayed payment terms and/or will require reserved inventories. These terms will further stretch the Company's cash resources until the payment for these sales become due. Delayed payment terms have become somewhat the norm within the industry and therefore necessary for the Company to attract new distribution.

         To manage this additional burden on cash flow, the Company has had preliminary discussions with its lending institutions about a plan of additional credit and rescheduled principal payments to be granted for a period of time necessary to allow the Company to restore its volume to a level where profits will accommodate all the Company's needs. Initial conversations have been positive but no decisions are expected until possibly late September.

Results of Operations

         Consolidated revenues from the sale of furniture were down 17.5% as compared to those reported for the previous year. This decline is primarily the results of a soft furniture economy that affected the fourth quarter the prior year and persisted throughout fiscal 1996. As a result, income per share decreased to $.04 from $.13 for the prior year, a 70% reduction.

         Cost of Sales were down approximately $914,000 eighteen percent (18%) for the year as compared with last year and reflects management efforts to curtail production as a reaction to the slow economy and to reduce inventories to manage the company's cash position.

         Selling, General and Administrative Expenses decreased about $246,000 during the year or approximately (15%) fifteen percent. The decrease reflects reduced sales commissions on lower sales and managements efforts to reducing cost.

         Operating income for the year was $458,338, down from $577,639 reported for fiscal 1995. As a percent of sales, this income represented 7.6% and 7.9% respectively.

         Interest Expenses for the year were up as a results of increased borrowing against foreign lines-of-credit and higher interest rate being applied to domestic borrowing as compared to last year.

TURLINGTON AND COMPANY, L.L.P.              509 East Center Street
Certified Public Accountants                Post Office Box 1697
                                            Lexington, North Carolina 27293-1697
                                            Office 910-249-6856
                                            Facsimile 910-248-8697


                         INDEPENDENT AUDITORS' REPORT


To the Stockholders
Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of Wellington Hall, Limited and Subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We did not audit the financial statements of Muebles Wellington Hall, S.A., a wholly-owned subsidiary, which statements reflect total assets of $1,693,959 and $1,852,435, respectively, as of April 30, 1996 and 1995, and total revenues of $1,273,301 and $1,897,449, respectively, for the years ended April 30, 1996 and 1995. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Muebles Wellington Hall, S.A., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellington Hall, Limited and Subsidiaries as of April 30, 1996 and 1995, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                              /s/ Turlington and Company, L.L.P.


July 12, 1996

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   April 30
                                                             1996          1995
                                                             ----          ----
              ASSETS
Current assets:
   Cash:
      Cash on hand                                      $      400     $      400
      Cash in demand deposits                               55,356         30,892
   Accounts receivable:
      Trade                                                756,872        915,013
      Less, allowance for doubtful accounts                (43,800)       (28,000)
   Note receivable - officer (Note 2)                       27,908         40,909
   Inventories (Note 3)                                  4,571,015      4,718,867
   Prepaid expenses                                        134,076        175,688
   Deferred income taxes                                    14,327         10,967
                                                        ----------     ----------
                                                         5,516,154      5,864,736
                                                        ----------     ----------
Property and equipment:
   Cost                                                  2,173,110      2,258,950
   Less, accumulated depreciation                        1,218,540      1,142,886
                                                        ----------     ----------
                                                           954,570      1,116,064
                                                        ----------     ----------
Other assets:
   Deferred income taxes                                    94,537         91,230
   Other                                                    36,053         36,197
                                                        ----------     ----------
                                                           130,590        127,427
                                                        ----------     ----------
                                                        $6,601,314     $7,108,227
                                                        ==========     ==========

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                   April 30
                                                             1996          1995
                                                             ----          ----
            LIABILITIES
Current liabilities:
   Current maturities on long-term debt (Note 6)       $   347,755    $   218,840
   Notes payable - other (Note 5)                        1,415,698      1,375,226
   Accounts payable - trade                                481,797        649,258
   Customer deposit                                         74,139        104,370
   Other current liabilities                               276,159        310,822
                                                       -----------    -----------
                                                         2,595,548      2,658,516
Noncurrent liabilities:
   Long-term debt, less current maturities (Note 6)      1,128,907      1,419,606
   Deferred compensation accrual                           216,000        192,000
                                                       -----------    -----------
                                                         3,940,455      4,270,122
                                                       -----------    -----------
       STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares; no par;
   stated value 1996 and 1995 - $4; shares issued
   and outstanding 1996 and 1995 - 1,689,887             6,759,549      6,759,549

Amount less than stated value paid in for
   common stock (common stock discounts)                (3,705,018)    (3,705,018)
                                                       -----------    -----------
                                                         3,054,531      3,054,531
Preferred stock; authorized 5,000,000 shares; $5 par;
   no shares issued and outstanding for 1996 and 1995          -0-            -0-

Cumulative translation adjustments                      (1,669,945)    (1,419,125)

Retained earnings                                        1,276,273      1,202,699
                                                       -----------    -----------
                                                         2,660,859      2,838,105
                                                       -----------    -----------
                                                       $ 6,601,314    $ 7,108,227
                                                       ===========    ===========

                 The accompanying notes are an integral part
                   of the consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STOCKHOLDERS' EQUITY

                                                          Years Ended April 30
                                                          1996            1995
                                                          ----            ----
Common stock:
   Authorized 6,000,000 shares; no par;
   stated value $4:
      Balances, beginning of years                     $ 6,759,549    $ 6,759,549
      Shares issued during the years                       -0-            -0-
                                                       -----------    -----------
      Balances, end of years                             6,759,549      6,759,549
                                                       -----------    -----------
   Amount less than stated value paid in for
   common stock (common stock discounts):

      Balances, beginning of years                      (3,705,018)    (3,705,018)
      Shares issued during the years                       -0-            -0-
                                                       -----------    -----------

      Balances, end of years                            (3,705,018)    (3,705,018)
                                                       -----------    -----------
   Preferred stock:
      Authorized 5,000,000 shares; $5 par;
      issued and outstanding beginning and
      end of years                                         -0-            -0-
                                                       -----------    -----------
   Cumulative translation adjustments:
      Balances, beginning of years                      (1,419,125)    (1,231,705)
      Translation of foreign currency statements          (250,820)      (187,420)
                                                       -----------    -----------

      Balances, end of years                            (1,669,945)    (1,419,125)
                                                       -----------    -----------

   Retained earnings:
      Balances, beginning of years                       1,202,699        980,044
      Net income for the years                              73,574        222,655
                                                       -----------    -----------
      Balances, end of years                             1,276,273      1,202,699
                                                       -----------    -----------

                                                       $ 2,660,859    $ 2,838,105
                                                       ===========    ===========


                 The accompanying notes are an integral part
                   of the consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                           Years Ended April 30
                                                           1996           1995
                                                           ----           ----
Revenue:
   Sale of furniture                                    $5,989,959     $7,260,491
   Other income                                              2,464          3,614
                                                        ----------     ----------
                                                         5,992,423      7,264,105
                                                        ----------     ----------

Costs and expenses:
   Cost of goods sold                                    4,143,692      5,057,079
   Other operating, selling, general,
    and administrative expenses                          1,390,392      1,629,387
   Interest expense                                        388,829        335,951
                                                        ----------     ----------
                                                         5,922,913      7,022,417
                                                        ----------     ----------

      Income before income taxes (benefits)                 69,510        241,688

   Income taxes (benefits)                                  (4,064)        19,033
                                                        ----------     ----------

      Net income for the years                          $   73,574     $  222,655
                                                        ==========     ==========


Earnings per share of common stock:
   Primary and assuming full dilution:

      Net income for the years                          $      .04     $      .13
                                                        ==========     ==========


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Years Ended April 30
                                                            1996           1995
                                                            ----           ----
Cash flows from operating activities:
   Net income for the years                              $  73,574      $ 222,655
   Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
      Depreciation                                         111,149        120,568
      Deferred compensation                                 24,000         24,000
      Deferred income taxes                                 (6,667)         9,491
      Changes in assets and liabilities:
        Accounts receivable                                164,231         98,130
        Note receivable, officer                            13,001         21,047
        Inventories                                        (71,750)      (289,599)
        Prepaid expenses                                    37,297         (2,866)
        Other assets                                        (6,363)       (16,033)
        Accounts payable, customer deposits,
         and other current liabilities                    (240,955)       107,896
                                                         ---------      ---------
        Net cash provided by operating activities           97,517        295,289
                                                         ---------      ---------
Cash flows from investing activities:
   Purchase of equipment                                   (26,947)       (73,705)
                                                         ---------      ---------
Cash flows from financing activities:
   Short-term borrowings                                    69,533        (80,771)
   Payments on long-term debt                             (125,354)      (157,622)
                                                         ---------      ---------
      Net cash used for financing activities               (55,821)      (238,393)
                                                         ---------      ---------
Effect of exchange rate changes on cash                      9,715          6,416
                                                         ---------      ---------
         Net increase (decrease) in cash                    24,464        (10,393)
Cash, beginning of years                                    31,292         41,685
                                                         ---------      ---------
Cash, end of years                                       $  55,756      $  31,292
                                                         =========      =========

Cash paid during the years for:
   Income taxes                                          $  10,499      $  16,443
                                                         =========      =========

   Interest                                              $ 415,494      $ 334,689
                                                         =========      =========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             As of and for the Years Ended April 30, 1996 and 1995

1.       Summary of Significant Accounting Policies:

         These consolidated financial statements were prepared on the basis of generally accepted accounting principles. The more significant of these principles are described as follows:

         Inventories are stated at the lower of cost or market with cost computed by use of the first-in, first-out method. Provision has been made for obsolete and slow moving inventory.

         Property and equipment is carried at cost less accumulated depreciation. New assets and expenditures which substantially increase the useful lives of the existing assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

         The weighted average number of shares of common stock outstanding and "common stock equivalents" are totaled in determining both primary and fully diluted earnings per share.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Wellington Hall Caribbean Corp. and Muebles Wellington Hall, S.A. All intercompany accounts and transactions have been eliminated in consolidation. The Muebles Wellington Hall, S.A. subsidiary was formed during the year ended April 30, 1990 and accounted for as a purchase.

         The financial statements of foreign subsidiaries have been translated into U. S. dollars in accordance with Statement of Financial Accounting Standards No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from the change in exchange rates during the year have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments".

1.       Summary of Significant Account Policies (Continued)

         Net currency transaction gains and (losses) which occur during the year are included in net earnings and amounted to approximately $11,969 and ($690), respectively, during the years ended April 30, 1996 and 1995.

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.       Note Receivable - Officer:

         On January 30, 1992, Hoyt Hackney, President and Chief Executive Officer, exercised options and awards for 180,000 shares of common stock at the option price of $.80 per share resulting in a net increase in common stock of $144,000. This increase was accomplished by cash of $40,000 being paid over to the Company along with the issuance of a demand note to the Company by Hoyt Hackney of $104,000. The note receivable - officer is collateralized by the assignment of the interest the officer has in the Company's deferred compensation accrual account and bears interest at the federal rate as issued from time to time.

         The note balance at April 30, 1996 and 1995 was $27,908 and $40,909, respectively.

3.       Inventories:

         Inventories consisted of the following:

                                                        1996           1995
                                                        ----           ----
           Finished goods                            $1,642,115     $1,820,214
           Work-in-process                            2,057,076      1,734,905
           Raw materials                                871,824      1,163,748
                                                     ----------     ----------
                                                     $4,571,015     $4,718,867
                                                     ==========     ==========

4.       Property and Equipment:

         The major classes are as follows:

                                                        1996           1995
                                                        ----           ----
           Land and buildings                        $1,121,207     $1,145,345
           Machinery and equipment                      887,479        932,840
           Furniture, fixtures and other equipment      164,424        180,765
                                                     ----------     ----------
                                                     $2,173,110     $2,258,950
                                                     ==========     ==========

         Depreciation expense for the years ended April 30, 1996 and 1995 amounted to $111,149 and $120,568, respectively.

5.       Short-term Loans:

         The Company has a demand loan payable to Lexington State Bank for $90,000 and $100,000, respectively, at April 30, 1996 and 1995.

         The Company has a line of credit agreement for short-term debt with Lexington State Bank. The bank agreed to extend to the Company in the form of a line of credit the lesser of $1,200,000 or 70% of the Company's accounts receivable less than 60 days old, 50% of the finished goods inventory, and 10% of the work-in-process and raw materials inventories which sum amounted to $973,964 at April 30, 1996 and $1,503,542 at April 30, 1995. The Company executed a $1,200,000 demand promissory note against which the bank shall advance funds at the Company's request. Interest is at the rate of 1% above prime. This agreement is reviewed annually for renewal. At April 30, 1996 and 1995, $1,113,000 and $1,099,000, respectively, was advanced under this agreement. This loan is secured by all present and future personal property assets of the Company.

         The Company had short-term loans with two Honduran banks with interest rates of 25% in the amount of $212,698 and $176,226, respectively, at April 30, 1996 and 1995. The banks have a second mortgage on fixed assets as security for these loans.

6.       Long-term Debt:

         Long-term debt consisted of the following:

                                                          1996              1995
                                                          ----              ----
         E. Kemm:
            Interest payable monthly at 1%
            above prime                                $   25,000       $   25,000
         Overseas Private Investment Corporation:
            Interest rate 12.00%, payable in
            quarterly installments of $61,937
            plus interest                               1,021,968        1,145,844
         Lexington State Bank:
            Interest rate 9.75% and 8.25%,
            payable in monthly installments
            of $7,000 with interest at 1.5%
            above prime                                   429,694          467,602
                                                       ----------       ----------
                                                        1,476,662        1,638,446
         Less, current maturities                         347,755          218,840
                                                       ----------       ----------
                                                       $1,128,907       $1,419,606
                                                       ==========       ==========

         The weighted average interest rate paid E. Kemm amounted to 9.61% and 9.00%, respectively, for the years ended April 30, 1996 and 1995.

         E. Kemm is a stockholder and an officer of the Company.

         The Overseas Private Investment Corporation loan is secured by a first lien on all real estate and all current and future fixed assets of Muebles Wellington Hall, S.A. and a security interest in the Sales Agreement between Muebles Wellington Hall, S.A. and Wellington Hall Caribbean Corp.

         The Lexington State Bank loan is secured by a first lien on all assets of Wellington Hall, Limited.

         The projected payments of long-term debt in each of the five years subsequent to April 30, 1996 are:

             Year Ending April 30                  Amount
             --------------------                  ------
                     1997                         $347,755
                     1998                          296,277
                     1999                          301,226
                     2000                          306,687
                     2001                           64,941

7.       Stock Option Plan:

         In 1981, the stockholders approved the Executive Stock Plan whereby officers and key employees can be issued stock options ("options") and restrictive stock purchase awards ("awards"). The Company reserved 200,000 shares of common stock for issuance under the Plan; however, no more than 75,000 shares may be issued pursuant to awards. Options and awards may be granted within fifteen years from the effective date of the Plan. Stock options are granted at the fair market value of a share of common stock at the date of grant exercisable for a period determined by the Compensation Committee of the Board of Directors (maximum 15 years) and may be exercised in whole at any time or in part from time to time after the date of grant. The per share purchase price of stock subject to an award shall be $0.80 and be paid in full to the Company within 30 days after the date of award.

         No award for any shares will be granted to the President of the Company until after the expiration of a minimum of 61 days from the date that such awards are requested by the President. Upon termination of employment of the grantee for any reason other than death, retirement, or permanent total disability, all shares acquired by the grantee pursuant to an award will be repurchased by the Company for $0.80 per share.

         The following is a summary of changes in stock awards:

                                                            1996             1995
                                                            ----             ----
           Available for awards at beginning of years      $7,500           $7,500
           Awards purchase                                   -0-              -0-
                                                           ------           ------
           Available for awards at end of years            $7,500           $7,500
                                                           ======           ======

8.       Capital Stock:

         The Company, in accordance with its long-term loan agreement and line of credit with Lexington State Bank, is restricted from paying dividends on its capital stock without prior written consent of the bank.

9.       Income Taxes:

         At April 30, 1996, the Company had federal operating loss carryforwards of $62,373 that expire in 2010 and 2011, and state net operating loss carryforwards of $975,358 that expire in 1997, 1998, 2000, and 2001. For financial reporting purposes, a valuation allowance of $116,734 has been recognized to offset the deferred tax assets related to the carryovers and certain other deferred tax assets.

         At April 30, 1995, the Company had a federal operating loss carryforward of $24,282 that expires in 2010, and state net operating loss carryforwards of $884,657 that expire in 1997, 1998, and 2000. For financial reporting purposes, a valuation allowance of $45,737 has been recognized to offset the deferred tax assets related to the state net operating loss carryforwards.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          1996             1995
                                                          ----             ----
           Deferred tax assets:
               Book over tax amortization              $  10,059        $  16,024
               Book allowance for doubtful accounts       14,327           10,967
               Tax over book inventory                    42,402
               Deferred compensation                      84,478           75,206
               State net operating loss carryforward      49,938           45,737
               Federal net operating loss carryforward    24,394
                                                       ---------        ---------
                                                         225,598          147,934
               Valuation allowance for deferred
                tax assets                              (116,734)         (45,737)
                                                       ---------        ---------
                    Deferred tax assets                $ 108,864        $ 102,197
                                                       =========        =========

         Classification of the Company's Consolidated Balance Sheets is as follows:

                                                          1996             1995
                                                          ----             ----
           Current                                      $ 14,327         $ 10,967
           Noncurrent                                     94,537           91,230
                                                        --------         --------
                                                        $108,864         $102,197
                                                        ========         ========

         There follows reconciliations of the income taxes per the income tax returns with the income tax deductions per the Consolidated Statements of Income:

                                                          1996             1995
                                                          ----             ----
           Amounts shown by returns (net)                $ 2,603          $ 9,542
           Deferred income taxes                          (6,667)           9,491
                                                         -------          -------
                                                         $(4,064)         $19,033
                                                         =======          =======
           Effective income tax rates                       (5.8)%            7.8%
                                                         =======          =======

         No provision has been made for U. S. income taxes on unremitted earnings of the foreign subsidiary (approximately $1,094,000 and $1,072,000, respectively, at April 30, 1996 and 1995) since it is the present intention of management to indefinitely reinvest these earnings.

         The components of income before income taxes are as follows:

                                                          1996             1995
                                                          ----             ----
           Domestic                                      $47,499        $(134,286)
           Foreign                                        22,011          375,974
                                                         -------        ---------
                                                         $69,510        $ 241,688
                                                         =======        =========

         Federal, foreign, and state income taxes consisted of the following:

                                                          1996             1995
                                                          ----             ----
           Federal                                       $(5,809)         $ 9,491
           Foreign                                            36            1,122
           State                                           1,709            8,420
                                                         -------          -------
                                                         $(4,064)         $19,033
                                                         =======          =======

         The following schedule reconciles the differences between the U. S. federal income tax rate and the effective tax rate:

                                                            1996             1995
                                                            ----             ----
           Tax computed at the U. S. federal rate           34.0%            34.0%
           Increases (decreases) resulting from:
             State income tax, net of federal benefit        2.4              2.3
             Foreign income taxed at
               different rates                             (10.7)           (34.0)
             Deferred income taxes                          (9.6)             4.0
             Nondeductible expenses and benefit
               of domestic net operating loss              (17.4)
             Other                                          (4.5)             1.5
                                                           -----            -----
                                                            (5.8)%            7.8%
                                                           =====            =====

         At April 30, 1994, the Company had the following carryovers subject to certain restrictions of the tax laws and regulations. Generally, jobs credits may be carried over for fifteen years subject to the provisions in the Tax Reform Act of 1986:

                  Year Ended                      Jobs
                   April 30                      Credits
                   --------                      -------
                     1985                        $1,914
                     1986                         2,754
                     1987                         2,270
                                                 ------
                                                 $6,938
                                                 ======

10. Financial Information Relating to Foreign and Domestic Operations and Export Sales:

                                                               1996             1995
                                                               ----             ----
           Sales to unaffiliated customers:
              United States                                $5,985,826       $7,226,030
              Republic of Honduras                              4,133           34,461
                                                           ----------       ----------
                 Total sales                               $5,989,959       $7,260,491
                                                           ==========       ==========

           Sales (export sales) or transfers between
           geographic areas:
              Sales from Republic of Honduras subsidiary
              to United States parent company, at market
              value (export sales)                         $1,269,168       $1,851,165
                                                           ==========       ==========

              Transfers from United States parent
              company to Republic of Honduras subsidiary
              of materials and supplies, at cost           $  211,206       $  316,244
                                                           ==========       ==========


           Operating profit:
              United States                                $  333,693       $  129,033
              Republic of Honduras                            124,646          448,606
                                                           ----------       ----------

                 Income before interest and
                 income taxes                              $  458,339       $  577,639
                                                           ==========       ==========

           Identifiable assets:
              United States                                $4,907,355       $5,255,792
              Republic of Honduras                          1,693,959        1,852,435
                                                           ----------       ----------
                 Total assets                              $6,601,314       $7,108,227
                                                           ==========       ==========

11.      Leases:

         The Company leases showroom space and office equipment under noncancelable leases expiring April 14, 1999.

         Net minimum annual lease payments on the foregoing leases amount to $104,066 for 1997, $103,007 for 1998, and $34,218 for 1999.

         Net lease expenses of the foregoing leases for the years are summarized as follows:

                                           1996               1995
                                           ----               ----
           Lease expense                $86,478          $103,717
                                        =======          ========


12.      Contingent Liability:

         In accordance with the Honduran Labor Code, the Company has the obligation to pay severance compensation to its employees in the event of dismissal under certain specific circumstances. It is the policy of the Company to pay such severance payments in accordance with the Law. At April 30, 1996 and 1995, the estimated contingent liability aggregated approximately $133,488 and $74,242, respectively.

13.      Earnings Per Share:

         Earnings per share of common stock are based on the average number of shares of common stock outstanding during each period.

         For the years ended April 30, 1996 and 1995, the equivalents were dilutive and the primary earnings per share were computed based on the average number of common shares and common share equivalents outstanding. When dilutive, stock options are included as share equivalents using the treasury stock method. The number of shares used in computing primary earnings per share were 1,689,887. The number of shares used in computing fully diluted earnings per share were 1,689,887.

14.      Incentive Plan:

         The Company has an Incentive Plan covering certain officers and key employees who have the greatest opportunities to contribute to current earnings and the future success of the Company's operations. The amount determined under the Incentive Plan is based upon profits of the Company.

         On January 1, 1987, the President of the Company executed a new employment contract and forfeited his rights under the Incentive Plan as one of the conditions of the new contract.

15.      Deferred Compensation Agreement:

         On May 8, 1987, the Company adopted a Deferred Compensation Agreement with the President of the Company which will provide for the payment of $50,000 per year for 10 years in monthly installments when the President reaches age 62 and retires. The Agreement provides that if he dies before he has received the total payments or if he dies before retirement, then his beneficiary shall receive the benefit balance thereof in monthly installments. In future years, the deferred compensation will be accrued over the remaining term of service by the President on a present value basis. The accruals for the years ended April 30, 1996 and 1995 were $24,000.

16.      Profit Sharing Plan:

         During the year ended April 30, 1987, the Company adopted a combined Profit Sharing and Salary Reduction Plan. The Company contributes 50% of the employee contributions with a 2% maximum Company contribution on each employee's salary. The Plan also has a feature whereby the Directors can set aside certain profits as determined annually by the Directors. The Profit Sharing and Salary Reduction Plans are tax exempt under applicable sections of the Internal Revenue Code. The contributions by the Company for the years ended April 30, 1996 and 1995 were $8,143 and $9,650, respectively.

17.      Quarterly Financial Data (Unaudited):

         The following is a summary of the quarterly results of operations for the years ended April 30, 1996 and 1995:

                                                       Fiscal 1996 Quarters
                                                       --------------------
                                            First        Second     Third        Fourth
                                            -------------------------------------------
           Net Sales                      $1,473,474   $1,614,388 $1,496,387  $1,405,710

           Cost of goods sold                981,741    1,095,476  1,111,108     955,367

           Net income (loss)                  44,756       13,361    (31,015)     46,472

           Net income (loss) per
              common share (primary
              and fully diluted)                 .03          .01       (.02)        .03


                                                       Fiscal 1995 Quarters
                                                       --------------------
                                            First        Second     Third        Fourth
                                            -------------------------------------------
           Net sales                      $1,823,644   $1,848,345 $1,975,615  $1,612,887

           Cost of goods sold              1,192,351    1,161,284  1,356,594   1,346,850

           Net income (loss)                 131,891      170,660    113,678    (193,574)

           Net income (loss) per
              common share (primary
              and fully diluted)                 .08          .10        .07        (.12)

18.      Nature of Operations and Concentration of Credit Risk:

         Wellington Hall, Limited and Subsidiary, Muebles Wellington Hall, S.A., are manufacturers of wall systems, dining room, bedroom, and accent and occasional furniture, with plant facilities located in Lexington, North Carolina and San Pedro Sula, Honduras. The accent and occasional furniture accounts for approximately 40% of the Company's total sales. The remaining 60% of total sales is split about evenly over the other three product lines. Wellington Hall Caribbean Corp., the other subsidiary, is a sales organization located in Lexington,North Carolina that is responsible for selling Muebles Wellington Hall, S.A.'s products to both the general public and Wellington Hall, Limited. The Company grants credit to customers who are located primarily in the United States.

18.      Nature of Operations and Concentrations of Credit Risk (Continued):

         The Company's policy is to maintain its cash balances in reputable financial institutions insured by the Federal Deposit Insurance Corporation which provides $100,000 of insurance coverage on each customer's cash balances.

19.      Disclosures About Fair Value of Financial Instruments:

         Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

           Cash:
               The carrying amount approximates fair value.

           Notes receivable - officer:
               The carrying amount approximates fair value.

           Note payable - other:
               Due to the fact that these are short-term notes payable within one year, the carrying amount approximates fair value.

           Long-term debt:
               The fair value of long-term debt is estimated based on the current rates the Company could obtain on debt of the same remaining maturities.

         The estimated fair values of the Company's financial instruments as of April 30, 1996 are as follows:

                                                  Carrying           Fair
                                                   Amount            Value
                                                   ------            -----
           Cash                                  $   55,756       $   55,756
           Note receivable - officer                 27,908           27,908
           Notes payable - other                  1,415,698        1,415,698
           Long-term debt                         1,476,662        1,520,652

TURLINGTON AND COMPANY, L.L.P.              509 East Center Street
Certified Public Accountants                Post Office Box 1697
                                            Lexington, North Carolina 27293-1697
                                            Office 910-249-6856
                                            Facsimile 910-248-8697



                             REPORT AND CONSENT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders
Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We hereby consent to the incorporation, by reference, of our report dated July 12, 1996, which appears on page 5 of the annual report to stockholders for the year ended April 30, 1996, in this annual report on Form 10-K of Wellington Hall, Limited and Subsidiaries for the year ended April 30, 1996.

The audit referred to in the above mentioned report also included the related consolidated financial statements for the two years ended April 30, 1996 listed in the accompanying index. In our opinion, such financial schedules present fairly the information required to be set forth therein.


                                     /s/ Turlington and Company, L.L.P.



July 12, 1996

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLINGTON HALL, LIMITED


Date: August 13, 1996                           By : /s/ Hoyt M. Hackney, Jr.
                                                ------------------------
                                                Hoyt M. Hackney, Jr.
                                                President, (Principal Executive
                                                Officer, Principal Accounting
                                                Officer)