Form 10QSB
period 1996-07-31
WELLINGTON HALL LTD
filed 1996-09-16
CIK 105567

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

 X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
- ---  of 1934

For the quarterly period ended July 31, 1996
                               -------------

For the Transition period from                   to
                               ------------------  -------------------------

COMMISSION FILE NUMBER                          03938
                       -----------------------------------------------------

                            Wellington Hall, Limited
- ----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         North Carolina                                56 0815012
- ----------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

             Route 1, U.S. Highway 29 and 70, Lexington, N.C. 27292
             ------------------------------------------------------
                    (Address of principal executive offices)

                                (704) 249-4931
- ----------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                   NO
                     ---                     ---

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

       CLASS              Number of Shares                Date
       -----              ----------------                ----
  Common Stock               1,689,887                 July 31, 1996

Traditional Small Business Disclosure Format:

         YES  X                           No
             ---                             ---

                               Page 1 of 24 Pages
                   EXHIBIT INDEX (NONE -- No Exhibits Filed)

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                                     INDEX

PART I.          FINANCIAL INFORMATION                                 PAGE NO.

   Item 1.       Consolidated Financial Statements

                 Consolidated Balance Sheet - July 31, 1996                 3

                 Consolidated Statements of Operations,
                 Nine Months Ended July 31, 1996 and 1995                   5

                 Consolidated Statements of Changes in
                 Cash Flows - Six Months Ended July 31,
                 1996 and 1995                                              6

                 Notes to Consolidated Financial Statements                 7

   Item 2.       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              8


PART II.         OTHER INFORMATION

   Item 6.       Exhibits and Reports on Form 8-K                          13

                 Signatures                                                13

                    Wellington Hall Limited And Subsidiaries

                          Consolidated Balance Sheets

                                                                  Quarter Ended
                                                                     July 31,
                    ASSETS                                             1996
Current Assets:
  Cash                                                           $    16,841.18
Accounts Receivables
    Trade                                                        $   703,367.10
    Allowance For Bad Debt                                       $   (43,800.00)
    Inventories                                                  $ 4,642,942.07
    Note Receivable-Officer                                      $    27,907.84
    Prepaid Expenses                                             $   146,452.32
    Deferred Income Taxes                                        $         0.00
                                                                 --------------
               Total Current Assets                              $ 5,492,652.31

Deferred Income Taxes                                            $   108,864.00

Property, Plant, and Equipment
   Cost                                                          $ 2,138,679.83
   Less Accumulated Depreciation                                 $(1,228,962.64)
                                                                 --------------
                                                                 $   909,717.19

Other Assets                                                     $    27,598.73

   Total Assets                                                  $ 6,548,791.80

                   Wellington Hall Limited And Subsidiaries
                          Consolidated Balance Sheet

                                                                          Quarter Ended
                                                                             July 31,
LIABILITIES                                                                    1996
Current Liabilities:
  Current Maturities of L/T Debt                                          $  316,786.26
  Notes Payable, Banks                                                    $1,542,280.11
  Accounts Payable
    Trade                                                                 $  442,168.00
    Sundry                                                                $   82,508.42
  Customer Deposits                                                       $   62,352.28
  Other Current Liabilities                                               $  229,050.43
                                                                          -------------
        Total Current Liabilities                                         $2,675,145.50


Noncurrent Liabilities:
  Deferred Compensation Accrual                                           $  222,000.00
  Long-Term Debt, Less Current Maturities                                 $1,118,272.89

Total Liabilities                                                         $4,015,417.99

  STOCKHOLDERS' EQUITY
Common Stock; Authorized 6,000,000                                        $6,759,549.00
  Shares; No Par; Stated Value $4; Shares
  Issued and Outstanding-1,689,887
Amount Less Than Stated Value Paid                                       ($3,705,017.99)
  For Common Stock (Common Stock
  Discount)
Preferred Stock; Authorized 5,000,000
   Shares; $5 Par; No Shares Issued
   Or Outstanding
Retained Earnings                                                         $1,262,699.43
Cumulative Translation Adjustments                                       ($1,783,856.64)

Total Stockholders' Equity                                                $2,533,373.80

Total Liabilities & Equity                                                $6,548,791.79

Notes to consolidated financial statement are an internal part hereof.

                    Wellington Hall Limited And Subsidiaries
                            Statement Of Operations


                                                  Three Months Ended
                                                       July 31,

                                                 1996                 1995
Revenues:
  Sale Of Furniture                           $1,246,698           $1,473,474
  Other Income                                $    2,140           $    5,838
                                              ----------           ----------
Total                                         $1,248,837           $1,479,312

Cost Of Furniture Sold                        $  850,591           $  981,741
                                              ----------           ----------

Gross Profit                                  $  398,246           $  497,571

Other Operating, Selling,General              $  319,599           $  351,950
  And Administrative Expenses

Income (Loss) From Operations                 $   78,647           $  145,621

Other Deductions:
Interest Expense-S/T                          $   53,228           $   54,197
Interest Expense-L/T                          $   38,158           $   40,673
                                              ----------           ----------
Total                                         $   91,386           $   94,869

Income Before Taxes And                       $  (12,739)          $   50,751
   Extraordinary Items

Income Taxes                                  $    2,277           $    5,995


Net Income                                    $  (15,016)          $   44,756
                                              ----------           ----------

Earnings (Loss) Per Share Of
  Common Stock
Primary And Assuming Fully
Diluted

Income Before Extraordinary Item              $    (0.01)          $     0.03
  Extraordinary Item                          $     0.00           $     0.00
                                              ----------           ----------
Net Income (Loss)                             $    (0.01)          $     0.03

                    Wellington Hall Limited And Subsidiaries

                             Statements of Cash Flow

                                                           Three Months Ended
                                                                July 31,
                                                            1996          1995
Cash Flow From Operating Activities
       Net Income (Loss) For The Period                  $ (15,015)    $  45,200
Noncash Expenses (Income) Included
       In Net Income
         Depreciation                                    $  28,449     $  32,283
Deferred Income Taxes                                    $       0     $       0
         Deferred Compensation                           $   6,000     $   6,000
       Changes in Assets and  Liabilities:
        (Increase) Decrease In Accounts
         Receivables, Net                                $  51,778     $  65,524
        (Increase) Decrease In Note Receivable           $       0     $       0
                (Increase) Decrease In Inventories       $(179,500)    $(331,940)
        (Increase) Decrease In Prepaid Expenses          $ (14,192)    $  65,190
        (Increase) Decrease In Other Assets              $  (2,505)    $   3,567
       Increase (Decrease) In Accounts
         Payables, Customer Deposits And
         Other Current Liabilities                       $  (9,873)    $ 123,614
                                                         ---------     ---------


       Net Cash Provided By (Used For)                   $(134,859)    $   9,437
              Operating Activities

Cash Flow From Investing Activities:
      Purchase of Property And Equipment                 $ (20,455)    $  (5,687)
Cash Flow From Financing Activities:
      Proceeds From Long-Term Borrowing                  $ (38,646)    $ (71,680)
      Proceeds From Short-Term Borrowing                 $ 145,575     $ 116,667
                                                         ---------     ---------
       Net Cash Provided By Financing Activities         $ 106,929     $  44,987

   Effect Of Exchange Rate On Cash                       $  15,875     $   3,685

      Net Increase (Decrease) In Cash                    $ (35,514)    $  52,423

Cash, Beginning Of Period                                $  54,679     $  31,132

Cash, End Of Period                                      $  16,841     $  83,556
Cash Paid During The Period For:

     Income Taxes                                        $       0     $   5,995
     Interest                                            $  91,386     $  94,869

                                      -6-

ITEM I.  CONTINUED

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the interim period presented.

2. The results of operation for the three-month period ended July 31, 1996 and July 31, 1995, are not necessarily indicative of the results to be expected for the full year.

3.   Promotional expenses are charged in as incurred.

4. The Company takes a physical inventory at the end of the second quarter (October 31,) and at year-end (April 30). At the end of each month and at the end of the first quarter' (July 31) and the third quarter (January 31), inventories are adjusted to purchases, production and shipments.

5. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     12.15 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 11.83 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings.

Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Accounts receivables decreased by approximately $53,000 as a results of a decline in revenues caused mostly by restricted production and extended vacation close down for the domestic operations as a result of the continuing weakness in the furniture segment of the national economy. The receivables represented a turnover rate of about fifty-one days and represents a increase of about five day when compared to the turn over rate reported at April 30, 1996.

         Inventories increased by about $71,000 during the fiscal quarter as a result of increased production at the Company's Honduras facility with shipments there increasing significantly in July which left approximately $200,000 of inventory in transit to the Lexington N.C. facility at quarter's end versus about $74,000 at year end April 30, 1996. The receipt of these intransit inventories and the continued higher levels of production at the Honduras facility are expected to support an increase in the future Company sales. The increased production at that facility is in response to a renewed and revised marketing effort put in place early in 1996 which is having a positive effect on the Companys level of incoming orders and has resulted in a backlog of orders of approximately $2,033,000 at July 31 versus $1,796,000 at the same time last year and $1,853,000 at April 30. A portion of the April 30, 1996 backlog were orders for new products introduced at the April National Furniture Market held in High Point N.C. and the production requirements of theses new products were prohibitive to the shipment of theses products during the first quarter ended on July 31 but are expected to effect second quarter sales.

         The reported inventory level of approximately $4,643,000 at the first fiscal quarter's end were down about $369,000 from the $5,012,000 reported at July 31, 1995. Thought the level of inventory reported last year were somewhat hyped by inordinate wood delivers during that first quarter, the drop in the level of inventory also reflects efforts to reducing the level of inventory to accommodate cash flow and to bringing the turn ratio to an acceptable level over time.

         On July 31, 1996 the Company's subsidiary Wellington Hall Caribbean Corp.'s loan with the Overseas Private Investment Corporation (OPIC) had an outstanding balance of $990,999 that carried an interest rate of 12% per annum. Prior to July 31, 1996 the terms of the loan require quarterly principal payments when amounted to approximately $123,500 per year and were scheduled to double to about $247,000 per year beginning July 31, 1996. On July 19, 1996 the Company requested that OPIC change the terms of the loan including a change to the interest rate to 9% per annum and that addition principal payments be delayed by two years. At the time of that request, OPIC responded by rescinding the Company's obligation to make a principal payment scheduled for July 31, 1996 in the amount of approximately $62,500. In addition, OPIC committed to reviewing certain requested information and, thereafter, determining what other concessions were necessary to accommodating the Company's need of time to growing its sales and to accumulating adequate working capital through profits to support a level of sales against which adequate profits could be expected to service and repay the balance of the loan and other obligations. The information requested by OPIC is extensive and includes detailed proforma projected financial results in monthly detail for fiscal 1997, Quarterly details for fiscal 1998, and annual results for fiscal 1999. Though high priority is given to the preparation of this information, other demands since the July 19th meeting have limited the available management time for the preparation of the information. It is projected that the information will be submitted mid to late September or about one month later that originally planned. The final nature or configuration of a requested concession on the interest rate or repayment of principal by OPIC, if a concession is made at all, nor the timing of a decision by OPIC are unknown at the time this filing is submitted.

         The current maturities on long term debt reported on the consolidated balance sheet of $316,786 does not reflect the rescinded obligation to a principal payment originally due on July 31, 1996 nor does the balance anticipate any other changes to the terms of the OPIC loan.

         The Company must meet its interim cash requirements through cash flow from operations and use of both domestic and foreign lines-of-credit. At July 31, 1996 the Company had approximately $11,000 available from Lexington State Bank (LSB), its domestic bank. The foreign subsidiary had available approximately $140,000 from its primary foreign bank lender, BANCHASA, which corresponds with Nations Bank and none from its secondary foreign bank, Banco De Honduras, a subsidiary of Citibank.

         Property and equipment is reported to be down about thirty-five thousand dollars but when expenditures of approximately twenty thousand dollars are added then the reduction would be about fifty-five thousand dollars. The decline is mostly the result of the devaluation of the Honduran currency relative to the prior fiscal year end. The currency exchange rate was
11.06 to $1 on April 30, 1996 and 12.15 to $1 on a July 31, 1996, an almost ten percent reduction in value during the first quarter. The historical value of the Company's Honduran assets are carried on the subsidiaries books in the local currency, the lempira. Accounting rules dictate that those lempiras be converted to dollars at the "spot" rate in effect on July 31, 1996. The reduction to these assets appears as part of the translation adjustment. There are no significant capital expenditures planned for the balance of this fiscal year.

         The Company's current liabilities are approximately $79,000 above that reported at 4-30-96 or about (3%) three percent mostly as a result of the increases in raw material inventories and production at the Honduran facility. However, the current liabilities are about $180,000 less than that reported at the end of the previous years first quarter. Short-term borrowing increased by about $127,000 and accounts payable decreased by about $38,000 and current maturities on long term debt decreased by about $31,000.

THREE MONTHS ENDED JULY 31, 1996 COMPARED TO THE THREE MONTHS
ENDED JULY 31, 1995

         Consolidated sales for the quarter were down approximately $227,000 or 15% for the three months period as a result of the current recession within the furniture segment of the national economy, a shrinking distribution base and possibly a permanent resistance by the consumer to purchasing more stylish, higher quality, and higher priced furniture. Sales for domestically produced product were down about (21%) twenty-one percent for the quarter and sales of foreign produced products declined by about (13%) thirteen points for the quarter. The foreign sales include inter company sales and reflect the impact the recession is having on total operations and the effort to reduce inventories during a period of a soft economy.

         Orders for the three months periods were approximately $1,470,000, essentially equal to last year's first quarter, but the Company was without a salesmen in it's North Carolina, South Carolina and Virginia territory (the "North Carolina territory"), its most productive, for one half the quarter when the previous multi line representative resigned and negotiations with an individual to fill the opening as an exclusive representative, a sales and marketing manager, and as and investor delayed the process.

         On September 6, 1996 the Company executed an "Employment And Stock Purchase Agreement" (the "agreement") with Arthur F. Bingham and the entire text of this agreement is herein included as Exhibit No. 10.17 under PART II,
Item 6 of this report. Some of the more significant conditions of this agreement makes Mr. Bingham, who is a nominee for the election to the board of director at the meeting of the shareholders to be held September 18, 1996, the Company's exclusive sales representative in the North Carolina territory, the Senior Executive Vice President of Sales and Marketing, and requires an investment of $300,000 for the Company stock within sixty days of the effective date of the agreement. For these duties Mr. Bingham will receive the normal sales commissions paid on the territory sales and a compensation package for his Sales and Marketing responsibilities including a base salary, disability, and expense reimbursement that totals approximately $52,200 per year.

         Cost of Sales were down approximately $131,000 (13%) thirteen percent for the three months periods as compared with last year and reflects management efforts to curtail production, reduce cost and to reducing inventories to manage the company's cash position.

         Selling, General and Administrative Expenses decreased by about $32,000 during the first quarters as compared to last year.

         Interest Expenses for the quarter decreased slightly because of lower interest rate being applied to domestic borrowing as compared to last year.

         In January 1996, the Company employed Mr. Arnold Axelberg as a consultant to fill the capacity of Marketing Manager. During the previous two years, Mr Axelberg has consulted for a number of furniture companies having previously been employed by Rich's department stores where he was the Senior Buyer for furniture for sixteen years. The primary purpose of Mr. Axelberg's employment was to work with management in the development and execution of a marketing plan aimed at increasing revenues and reducing inventories. Management believes Mr. Axelberg's association has produced some results and his employment with the Company will continue for the time being to among other things assist with the transition period that is anticipated for Mr. Bingham to learn and understand certain marketing programs and commitments to dealers put in place since Mr. Axelberg was employed and that management desires being continued.

         In 1989 the Company acquired the Honduran facility and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one half the funds anticipated. The result of not raising all the funds has been that the Company has had to take on more debt and restrict it capital expenditure that were both in its original plans for the acquisition and over time since the the acquisition. Because of this debt, sales, from the time of the acquisition, needed to grow rapidly to a level against which operating incomes would be adequate to servicing the debts and to funding capital needs if the Company was to growth. Thought the Companys operating profits, as a percent of sales, has for the most part been adequate, maintaining an adequate level of sales since the acquisition has only been possible over limited periods of time mostly as a result of a sluggish furniture economy which has existed over much of that time, a period which includes two out and out recessions. To further complicate the matter, the sluggish furniture economy has diminished the distribution base especially the base of mid to small retailers more committed to using smaller manufactures, such as the Company, as a resource and the consumer taste in home furnishings seems to have swung away from the more formal designs and execution the Company marketed to a the more informal designs and execution.

         The resulting situation is that the Company has too much debt service given its sales volume more recently achieved and inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate all the needs. Having initiated early in 1996 a marketing effort to achieving the sales, and having begun to see the results of this effort, the Company is now prepared to address a means to securing the necessary funding and to solving its debt-equity problem in general. Having, over time, discussed, investigated and evaluated a number of means of raising equity capital and given more recent developments, the Company now intends to take the following steps that are expected to raising capital, reducing debt, increasing working capital, and increasing its sales. The plan is as follows:

1. The Company will request that its line of credit with Lexington State Bank, its primary domestic bank, be extended by $250,000 to manage short term requirements. Though initial discussions have been positive, there is no assurance the extension will be granted.

2. The agreement between the Company and Arthur Bingham disclosed above will make $300,000 available to the Company by November 6, 1996.

3. The General Manager of the Company's Honduran subsidiary has verbally committed to investing 1,800,000 Honduran lempiras which will repay the Company's indebtedness with Banco de Honduras which at the exchange rate in effect at July 31, 1996 would equate to approximately $150,000. These funds are contingent on the sale of certain real-estate own by the General Manager which could be completed by as early as November of this year but could intend until the spring of 1997.

4. The Company plans to prepare for approval by the Securities and Exchange Commission a stock offering to its current shareholder to buy additional, registered common stock at a price at or near the market price and to include a further enticement to purchase in the form of a number of warrants based the level of participation by the shareholder in the offering

5. Included as a condition of the proposed stock offering will be the right of the board of directors to sell any remaining stock not purchased by the stockholders and not required to satisfy the required stock that will be issued to Mr. Arthur Bingham and the Companys Honduran General Manager in exchange for their investment to other investors. The Company has no specific investor committed to purchasing this unsubscribed stock.

6. Discussed above is a request made of the Overseas Private Investment Corporation for a concession on the terms of the Company's loan whereby principal payments would be delayed for two years. If that concession is granted, then the scheduled payments for fiscal year 1997 of approximately $247,000 would not be required and the cash requirement for these principal payments relative to fiscal year 1996 would be reduced by about $123,500.

                                    PART II

                               Other Information


Item 6.          Exhibits and Reports on Form 8-K

         (a) Exhibits Filed: 10.17 Employment and Stock Purchase Agreement between the Company and Arthur F. Bingham effective September 1, 1996

         (b)     Reports on From 8-K filed during the quarter ended
                 July 31, 1996:        None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WELLINGTON HALL, LIMITED
                                    ------------------------
                                          (Registrant)

Date: September 12, 1996         By: /s/  Hoyt M. Hackney, Jr.
      ------------------            ---------------------------------
                                  Hoyt M. Hackney, Jr., President and
                                  Chief Executive Officer
                                  Chief Financial Officer