Form 10QSB
period 1996-10-31
WELLINGTON HALL LTD
filed 1996-12-16
CIK 105567

                                  FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

 X   Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended October 31, 1996
                               ----------------

For the Transition period from                to
                               ---------------  -----------------

COMMISSION FILE NUMBER               0 3928
                       ------------------------------------------

                          Wellington Hall, Limited
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


          North Carolina                                56 0815012
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification No.)

             Route 1, U.S. Highway 29 and 70, Lexington, N.C. 27292
             ------------------------------------------------------
                    (Address of principal executive offices)

                               (704) 249-4931
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes X                                 NO
                    ---                                   ---

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.


   CLASS                   Number of Shares            Date
   -----                   ----------------            ----
Common Stock                 1,689,887                 October 31, 1996

Traditional Small Business Disclosure Format:

            YES  X                            No
                ---                           ---

                              Page 1 of 13 Pages


                   EXHIBIT INDEX (NONE -- No Exhibits Filed)

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                                     INDEX


PART 1.      FINANCIAL INFORMATION                                PAGE NO.

   Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheet - October 31, 1996           3

             Consolidated Statements of Operations,
             Three Months and Six Months Ended October 31,
             1996 and 1995                                           5

             Consolidated Statements of Changes in
             Cash Flows - Six Months Ended October 31,
             1996 and 1995                                           6

             Notes to Consolidated Financial Statements              7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations           8


PART II.     OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                       14

             Signatures                                             14


                    Wellington Hall Limited And Subsidiaries
                          Consolidated Balance Sheets


                                                        Quarter Ended           Year Ended
                                                         October 31,             April 30,
                                                            1996                   1996

    ASSETS
Current Assets:
  Cash                                                  $    30,475            $     55,756
  Accounts Receivables
    Trade                                                   881,442                 756,872
    Allowance For Bad Debt                                  (43,800)                (43,800)
  Inventories                                             4,710,467               4,571,015
  Note Receivable-Officer                                    27,908                  27,908
  Prepaid Expenses                                          159,121                 134,076
  Deferred Income Taxes                                        0                       0
                                                        -----------            ------------
     Total Current Assets                               $ 5,765,887            $  5,501,826

Deferred Income Taxes                                   $   108,864            $    108,864

Property, Plant, and Equipment
   Cost                                                 $ 2,124,318            $  2,173,110
   Less Accumulated Depreciation                       ($ 1,242,293)          ($  1,218,540)
                                                        -----------            ------------
                                                        $   882,025            $    954,570
Other Assets                                            $    27,184            $     27,626

   Total Assets                                         $ 6,794,595            $   6,601,31



                   Wellington  Hall Limited And Subsidiaries
                           Consolidated Balance Sheet

                                                       Quarter Ended           Year Ended
                                                        October 31,             April 30,
                                                           1996                   1996
LIABILITIES
Currrent Liabilities:
  Current Maturities of L/T Debt                        $   440,442           $    347,755
  Notes Payable, Banks                                  $ 1,447,809           $  1,415,698
  Accounts Payable
    Trade                                               $   454,768           $    480,355
    Sundry                                              $    63,858           $     74,207
  Customer Deposits                                     $   109,973           $     74,139
  Other Current Liabilites                              $   239,381           $    201,951
                                                        -----------           ------------
   Total Current Liabilities                            $ 2,756,231           $  2,594,105

Noncurrent Liabilities:
  Deferred Compensation Accrual                         $   228,000           $    216,000
  Long-Term Debt, Less Current Maturities               $ 1,269,335           $  1,128,907

Total Liabilities                                       $ 3,967,871           $  3,939,012

  STOCKHOLDERS' EQUITY
Common Stock; Authorized 6,000,000                      $ 6,759,549           $  6,759,549
  Shares; No Par;  Stated Value $4; Shares
  Issued and Outstanding-1,689,887
Amount Less Than Stated Value Paid                     ($ 3,705,018)         ($  3,705,018)
  For Common Stock ( Common Stock
  Discount)
Paid In Capital                                         $         0           $          0
Preferred Stock; Authorized 5,000,000
   Shares; $5 Par; No Shares Issued
   Or Outstanding
Retained Earnings                                       $ 1,314,178           $  1,277,715
Cumulative Translation Adjustments                     ($ 1,827,679          ($  1,669,945)
                                                        -----------           ------------
Total Stockholders' Equity                              $ 2,826,724           $  2,662,301
                                                        -----------           ------------
Total Liabilities & Equity                              $ 6,794,595           $  6,601,313


Notes to consolidated financial statement are an internal part hereof.

                   Wellington Hall  Limited And Subsidiaries
                            Statement Of Operations


                                                    Three Months Ended                  Six Months Ended
                                                        October 31,                        October 31,
                                                  1996           1995                  1996           1995
Revenues:
  Sale Of Furniture                             $1,586,709      $1,614,388         $2,833,407      $3,087,862
  Other Income                                  $   14,182     ($    1,571)        $   16,321      $    4,268
                                                ----------      ----------         ----------      ----------
Total                                           $1,600,891      $1,612,817         $2,849,728      $3,092,130

Cost Of Furniture Sold                          $1,066,480      $ 1,095,47         $1,917,072      $2,077,217

Gross Profit                                    $  534,411      $  517,341         $  932,656      $1,014,912

Other Operating, Selling,General                $  382,962      $  405,648         $  702,561      $  757,598
  And Administrative Expenses

Income (Loss) From Operations                   $  151,449      $  111,694         $  230,096      $  257,315

Other Deductions:
Interest Expense-S/T                            $   62,932      $   56,733         $  116,160      $  110,930
Interest Expense-L/T                            $   38,902      $   40,253         $   77,060      $   80,926
                                                ----------      ----------         ----------      ----------
Total                                           $  101,834      $   96,986         $  193,220      $  191,856

 Income Before Taxes And                        $   49,597      $   14,707         $   36,859      $   65,459
   Extraordinary Items

Income Taxes                                       ($1,881)     $    1,346         $      396      $    7,342

Net Income                                      $   51,478      $   13,361         $   36,463      $   58,117

Earnings (Loss) Per Share Of
  Common Stock
Primary And Assuming Fully
Diluted

Income Before Extraordinary Item                $     0.03      $     0.01         $     0.02      $     0.03
  Extraordinary Item                            $     0.00      $     0.00         $     0.00      $     0.00
                                                ----------      ----------         ----------      ----------
Net Income (Loss)                               $     0.03      $     0.01         $     0.02      $     0.03


                   Wellington Hall Limited And Subsidiaries
                           Statements of Cash Flow

                                                                     Six Months Ended
                                                                        October 31,
                                                                  1996                1995
Cash Flow From Operating Activities
    Net Income (Loss) For The Period                             $  36,425         $  58,565
    Noncash Expenses (Income) Included
      In Net Income
         Depreciation                                            $  48,531         $  63,374
         Deferred Income Taxes                                   $    0                 0
         Deferred Copensation                                    $  12,000            12,000
    Changes in Assets and  Liabilities:
      (Increase) Decrease In Accounts
        Receivables, Net                                        ($ 132,396)           31,175
      (Increase) Decrease In Note Receivable                     $    0                 0
      (Increase) Decrease In Inventories                        ($ 284,396)       ($ 332,838)
      (Increase) Decrease In Prepaid Expenses                   ($  27,904)           36,248
      (Increase) Decrease In Other Assets                       ($   3,014)        $   2,960
      Increase (Decrease) In Accounts
          Payables, Customer Deposits And
          Other Current Liabilities                              $  44,843           101,112
                                                                 ---------         ---------
    Net Cash Provided By (Used For)                             ($ 305,910)         $ 27,404)
         Operating Activities

Cash Flow From Investing Activities:
    Purchase of Propert And Equipment                           ($  28,748)        $   7,097)
Cash Flow From Financing Activities:
    Proceeds From Long-Term Borrowing                            $ 237,148        ($  82,171)
    Proceeds From Short-Term Borrowing                           $  58,016            97,229
    Proceeds From Equity Capital                                 $    0                  0
       Net Cash Provided By Financing Activities                 $ 295,164            15,058
Effect Of Exchange Rate On Cash                                  $  20,093             9,908

       Net Increase (Decrease) In Cash                          ($  23,811)       ($   9,535)

Cash, Beginning Of Period                                        $  54,287            30,908
Cash, End Of Period                                              $  30,475            21,375

Cash Paid During The Period For:
    Income Taxes                                                 $    0                7,342
    Interest                                                     $ 193,220         $ 191,856


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

2. The results of operation for the three-month period ended October 31, 1996 and October 31, 1995, are not necessarily indicative of the results to be expected for the full year.

3.   Promotional expenses are charged in as incurred.

4. The Company takes a physical inventory at the end of the second quarter (October 31,) and at year-end (April 30). At the end of each month and at the end of the first quarter (July 31) and the third quarter (January 31), inventories are adjusted to purchases, production and shipments.

5. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or 12.59 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 12.22 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings.

Item 2:
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    Accounts receivables increased by approximately $125,000 since the beginning of the fiscal year but increased almost $180,000 during the second quarter ended October 31,1996 mostly as a result of an increase in sales during that quarter versus the first fiscal quarter ended July 31, 1996 of about $350,000 or twenty-eight percent (28%). The receivables represented a turnover rate of about fifty-one days and represents an increase of about five day when compared to the turn over rate reported at April 30, 1996.

    Inventories increased by about $140,000 during the first six months of the current fiscal year as a result of increased production at the Company's Honduras facility with shipments there increasing significantly since early July. The production out of that facility during the second quarter was actually double that recorded for that period the previous year. Inventory in transit to the Lexington N.C. facility at quarter's end were about $200,000 versus about $74,000 at year end April 30, 1996. The inventory of raw materials and supplies in transit to the Honduran facility from Lexington N.C. at October 31, 1996 were about $52,000 versus versus about $5,000 on hand at April 30, 1996. These two categories of inventory mostly accounted for the increase in the reported level of inventory. The reported inventory level of approximately $4,710,000 at the second fiscal quarter's end were down about $252,000 from the $4,962,000 reported at October 31, 1996.

    The higher level of production at the Honduras facility was largely responsible for sales increasing during the second quarter over those recorded during the first quarter of the current fiscal year. Sales of the foreign produced products increased 39% and accounted for about 30% of total sales with the balance being the domestic product which increased 23%. The increased production at that facility was in response to a renewed and revised marketing effort put in place early in 1996 which has had some positive effect on the Company's level of incoming orders and has resulted in a backlog of orders of approximately $1,997,000 at October 31 versus $1,666,000 at the same time last year and $1,853,000 at April 30.

    Property and Equipment is reported to be down about forty-nine thousand dollars but when expenditures of approximately twenty-nine thousand dollars are added then the reduction would be about seventy-eight thousand dollars. The decline is mostly the result of the devaluation of the Honduran currency relative to the prior fiscal year end. The currency exchange rate was 11.06 to $1 on April 30, 1996 and 12.59 to $1 on a October 31, 1996, an almost fourteen percent reduction in value during the first half of the fiscal year. The historical value of the Company's Honduran assets are carried on the subsidiaries books in the local currency, the lempira. Accounting rules dictate that those lempiras be converted to dollars at the "spot" rate in effect on October 31, 1996. The reduction to these assets appears as part of the translation adjustment. There are no significant capital expenditures planned for the balance of this fiscal year.

    On July 31, 1996 the Company's subsidiary Wellington Hall Caribbean Corp.'s loan with the Overseas Private Investment Corporation (OPIC) had an outstanding balance of $990,999 that carried an interest rate of 12% per annum. Prior to July 31, 1996 the terms of the loan require quarterly principal payments which amounted to approximately $123,500 per year and were scheduled to double to about $247,000 per year beginning July 31, 1996. On July 19, 1996 the Company requested that OPIC change the terms of the loan including a change to the interest rate to 9% per annum and that addition principal payments be delayed by two years. At the time of that request, OPIC responded by rescinding the Company's obligation to make a principal payment scheduled for July 31, 1996 in the amount of approximately $62,500. In addition, OPIC committed to reviewing certain requested information and, thereafter, determining what other concessions were necessary to accommodating the Company's need of time to growing its sales and to accumulating adequate working capital through profits to support a level of sales against which adequate profits could be expected to service and repay the balance of the loan and other obligations.

    The information requested by OPIC was extensive and included, among other things, detailed analysis of inventories and proforma projected financial results by month for fiscal 1997, quarterly details for fiscal 1998, and annual results for fiscal 1999. The requested information was completed and submitted by mid October and the Company was informed that the scheduled principal payment due on October 31,1996 would be rescinded.

    On December 1, 1996 the Overseas Private Investment Corporation (OPIC) advised the Company that OPIC's management had approved the requested restructuring of the loan outstanding with Wellington Hall Caribbean Corporation. The essence of the restructuring suspended principal payments until July 31, 1997 and then and thereafter those required would be reduced from approximate $61,936 per quarter that would have become effective on July 31, 1996 to $30,969 per quarter that was in effect through April 30 1996. The reduced principal payments will remain in effect for four subsequent quarters and then return to the higher level until the loan is paid. To accommodate this restructuring a "balloon" payment scheduled for October 30, 1999 will be increased. The interest rate charged on the loan will be permanently reduced from twelve percent to ten percent effective October 31,1996. There will be a 1% fee charged by OPIC, about $10,000, to complete the paper work involved to document these changes to the loan, a process expected to require some weeks to complete.

    As a result of the loan restructure by OPIC, the Current Matures of Long Term Debt included on the Company's balance sheet was reduced from $347,000 reported at April 30, 1996 to $130,772 at October 31, 1996. At the same time Long-Term Debt, Less Current Maturities increased from $1,128,907 on April 30, 1996 to $1,293,311 on October 31.

    The Company must meet its interim cash requirements through cash flow from operations and the use of both its domestic and foreign lines-of-credit. At October 31, 1996 the Company had approximately $256,000 available from Lexington State Bank (LSB), its domestic bank. The foreign subsidiary had available approximately $10,000 from its primary foreign bank lender, BANCHASA, which corresponds with Nations Bank and none from its secondary foreign bank, Banco De Honduras, a subsidiary of Citibank.

    The Company was informed by Lexington State Bank on October 25, 1996 that its request for an additional loan of $250,000 effectively increasing its revolving line of credit had been approved. At the time of preparation of this document only the execution of the loan document remains to be completed to make these addition funds available to the Company. These documents are expected to be finalized before the end of December, 1996. This additional loan effectively made $506,000 available from LSB on October 31, 1996.

    The Company's current liabilities are approximately $158,000 below that reported at April 30, 1996 or about (6%) six percent mostly as a result of the decrease in Current Maturities on long term debt, raw material inventories and production at the Honduran facility. The current liabilities are about $451,000 below that reported at the end of the previous years second quarter.

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1996 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1995

    Consolidated sales for the quarter were down approximately $27,000 or 1.6% and $254,500 or 8.2% for the three months and six months period respectively as a result of the current recession within the furniture segment of the national economy, a shrinking distribution base and possibly a permanent resistance by the consumer to purchasing more stylish, higher quality, and higher priced furniture. Sales for domestically produced product were down about (14%) fourteen percent for the quarter and (18%) eighteen percent for the half year. Sales of foreign produced goods increased by about (56%) fifty-six points for the quarter and (20%) twenty percent for the six months period. The foreign sales include inter company sales.

      Orders for the three months period and six months period were approximately $1,803,000 and $3,273,000 respectively essentially equal to those periods last year but the Company was without a salesmen in it's North Carolina, South Carolina and Virginia territory (the "North Carolina territory"), its most productive, for almost three months while negotiations with an individual to fill the slot as an exclusive representative, a sales and marketing manager, and as an investor were completed..

      On September 6, 1996 the Company executed an "Employment And Stock Purchase Agreement" (the "agreement") with Arthur F. Bingham. The entire text of this agreement wasrein included as Exhibit No.10.17 under PART II, Item 6 of the 10QSB filed in September of 1996 for the fiscal quarter ended July 31, 1996. Some of the more significant conditions of this agreement makes Mr. Bingham, who was nominated and elected to the board of director at the annual meeting of the shareholders held September 18, 1996, the Company's exclusive sales representative in the North Carolina territory, the Senior Executive Vice President of Sales and Marketing, and required an investment of $300,000 for the Company stock within sixty days of the effective date of the agreement. For these duties Mr. Bingham will receive the normal sales commissions paid on the territory sales and a compensation package for his Sales and Marketing responsibilities including a base salary, disability insurance, and an expense reimbursement that totals approximately $52,200 per year.

    Cost of Sales were down approximately $28,900 or (3%) three percent and $242,400 or (8%) eight percent for the quarter and six months periods respectively as compared with last year and reflects the reduced level of sales.

    Selling, General and Administrative Expenses decreased about (3%) three percent for the quarter and by about $55,000 or (7%) for the half year as a result primarily of a reduction in the commission paid the Company's sales representation on reduced sales.

   Interest Expenses for the quarter and half-year were up slightly for both the three and six month period as a results of increased borrowing against foreign lines-of-credit to support the production increase at the Honduran facility.

   In January 1996, the Company employed Mr. Arnold Axelberg as a consultant to fill the capacity of Marketing Manager. During the previous two years, Mr Axelberg had consulted for a number of furniture companies having previously been employed by Rich's department stores where he was the Senior Buyer for furniture for sixteen years. The primary purpose of Mr. Axelberg's employment was to work with management in the development and execution of a marketing plan aimed at increasing revenues and reducing inventories. Management believes Mr. Axelberg's association produced some results. However, Mr. Bingham who joined the Company September 6, 1996 is now responsible for the duties originally assigned Mr. Axelberg and, therefore, Mr. Axelberg association with the Company after December 1, 1996 will be determined by management on an as needed bases.

   In 1989 the Company acquired the Honduran facility and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one half the funds anticipated. The result of not raising all the funds has been that the Company has had to take on more debt and restrict it capital expenditure that were both in its original plans for the acquisition and that have developed over time since the the acquisition. Because of this debt, sales, from the time of the acquisition, needed to grow rapidly to a level against which operating incomes would be adequate to servicing the debts and to funding capital needs if the Company was to growth. Thought the Company's operating profits have for the most part been adequate, maintaining an adequate level of sales since the acquisition has only been possible over limited periods of time mostly as a result of a sluggish furniture economy which has existed over much of that time, a period which includes two out and out recessions. To further complicate the matter, the sluggish furniture economy has diminished the distribution base especially the base of mid to small retailers more committed to using smaller manufactuers, such as the Company, as a resource and the consumer taste in home furnishings seems to have swung away from the more formal designs and execution the Company marketed to more informal designs and execution.

   The resulting situation is that the Company has too much debt service, given its sales volume more recently achieved, and had inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate all the needs. Having initiated early in 1996 a marketing effort to achieving the sales, and having begun to see the results of this effort, the Company formulated a plan (the "plan") during the first fiscal quarter of 1997 that addressed means of securing the necessary funding and to solving its debt-equity problem in general. Having, over time, discussed, investigated and evaluated a number of means of raising equity capital and given more recent developments, the Company now intends to take the following steps that are expected to raise capital, reduce debt, and increase working capital. The principal elements of the plan and the status of those elements are as follows:

    1. The Company requested that its line of credit with Lexington State
Bank, its primary domestic bank, be extended by $250,000 to manage short term requirements. The request was approved on October 25, 1996.
    2. The agreement between the Company and Arthur Bingham discussed above made $300,000 of equity capital available to the Company by November 6, 1996. Mr. Bingham paid the Company on October 10, 1996 approximately two hundred and eighty-five thousand dollars ($285,695) which is reflected on the Company's balance sheet as Paid In Capital.
    3. The Company's request of the Overseas Private Investment Corporation to restructure its loan has been approved and the details of the favorable restructuring were covered above. This agreement eliminated any principal payments for fiscal year 1997 and reduced those scheduled for fiscal 1998 by one-half. Just as important was the reduction to the interest rate charged on the loan to 10% from 12%. Before this change was granted, the Company was scheduled to make principal payment in each of the before mentioned fiscal years of approximately $247,000.
    4. Mr. Ralph Eskelsen, the General Manager of the Company's Honduran subsidiary, has verbally committed to investing 1,800,000 Honduran lempiras which will repay the Company's indebtedness with Banco de Honduras which at the exchange rate in effect at October 31, 1996 would equate to approximately $143,000. These funds are contingent on the sale of certain real-estate own by the Mr. Eskelsen which could be completed by as early as February, 1997 but could be extended until the spring of 1997. The Company will prepare an "Employment and Stock Purchase Agreement" which could be executed with Mr. Eskelsen before the end of 1996.
    5. The Company plans to prepare for approval by the Securities and Exchange Commission a stock offering to its current shareholder to buy additional, registered common stock at a price at or near the market price. Included as a condition of the proposed stock offering will be the right of the board of directors to sell any remaining stock not subscribed to by the stockholders to other qualified investors. At present, no firm time table can be established as to when this element of the plan can be completed.

    The success to date in the execution of this plan has removed some immediate pressure on working capital, made funds available to restoring sales to a profitable level and to support marketing requirements, and slowed the effect of servicing it debt for the near term. The balance of the plan is essentially aimed at reducing debt and the cost of that debt though the restructuring of the OPIC loan has already reduced annual interest expense by about $19,000.

    For the six month period ending October 31, 1996, the Operating Profits were reported at $230,096 which, when annualized, amounts to about ($.27) twenty-seven cents per share for each of the 1,689.887 shares outstanding. Interest Expense for the same period was reported at $193,220 which, when annualized, amounts to almost ($.23) twenty-three cents per share for each of the shares outstanding which then reduced the profits, against only moderate sales as compared to historical results, to only ($.04) per share. Management believes that if the plan is fully executed that the interest and related expenses could be reduced by as much as (50%) fifty percent or a reduction of ($.11-$.12) eleven to twelve cents per share thus increasing earnings to as much as ($.15-$.16) fifteen to sixteen cents per share after interest expense.

                                    PART II

                               Other Information


Item 6.      Exhibits and Reports on Form 8-K

    (a)      Exhibits Filed:  27 - Financial Data Schedule (for SEC use only)

    (b)      Reports on From 8-K filed during the quarter ended
             October 31, 1996:        None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                        ------------------------
                                              (Registrant)

Date: December 13,1996              By: /S/   Hoyt M. Hackney, Jr.
      ----------------              ------------------------------
                                        Hoyt M. Hackney, Jr., President and
                                        Chief Executive Officer
                                        Chief Financial Officer