Form 10QSB
period 1997-01-31
WELLINGTON HALL LTD
filed 1997-03-17
CIK 105567

                                   FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 1997
                               ----------------



For the Transition period from                   to
                               -----------------    --------------------

COMMISSION FILE NUMBER               0 3928
                       ---------------------------------

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

             Route 1, U.S. Highway 29 and 70, Lexington, N.C. 27292
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (910) 249-4931
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     NO
                                  -----      -----

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                    Number of Shares                        Date
    -----                    ----------------                        ----
Common Stock                     1,689,887                     January 31, 1997

Traditional Small Business Disclosure Format:

                              Yes   X     NO
                                  -----      -----


                               Page 1 of 50 Pages

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                                      INDEX


PART 1.   FINANCIAL INFORMATION                                        PAGE NO.



  Item 1. Consolidated Financial Statements

          Consolidated Balance Sheet - January 31, 1997                   3

          Consolidated Statements of Operations,
          Nine Months Ended January 31, 1997 and 1996                     5

          Consolidated Statements of Changes in
          Cash Flows - Nine Months Ended January 31,
          1997 and 1996                                                   6

          Notes to Consolidated Financial Statements                      7

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   8


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                               14

          Signatures                                                     14

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                        Quarter Ended       Year Ended
                                         January 31,         April 30
                                            1997               1996

               ASSETS

Current Assets

Cash:

  Cash on hand                          $    50,088       $    55,756

  Accounts Receivables

        Trade                               939,832           756,872

        Allowance for Bad Debt              (43,800)          (43,800)

        Inventories                       4,675,775         4,571,015

        Note Receivable-Officer              27,908            27,908

        Prepaid Expenses                    143,749           134,076

        Deferred Taxes                            0                 0
                                        -----------       -----------

              Total Current Assets        5,793,550         5,501,826

        Deferred Income Taxes               108,864           108,864

Property and equipment

  Cost                                    2,156,063         2,181,537

  Less, accumulated depreciation         (1,263,981)       (1,218,540)
                                        -----------       -----------

                                            892,082           962,997


  Other assets:                              27,064            27,626

                  Total Assets          $ 6,821,559       $ 6,601,313
                                        ===========       ===========


                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                                                  Quarter Ended      Year Ended
                                                   January 31,        April 30,
                                                      1997              1996

             LIABILITIES

Current liabilities:

   Current maturities on long-term debt            $   161,269      $   347,755

   Notes payable, Bank                               1,663,572        1,415,698

   Accounts Payable

     Trade                                             489,847          480,355

     Sundry                                             69,251           74,207

   Customer deposits                                    44,174           74,139

   Other current liabilities                           182,486          201,951
                                                   -----------      -----------

              Total Current Liabilities              2,611,269        2,594,105

Noncurrent liabilities:

   Deferred Compensation Accrual                       234,000          216,000

   Long-Term Debt, Less Current Maturities           1,251,300        1,128,907

              Total Liabilities                      4,096,569        3,939,012


         STOCKHOLDERS' EQUITY

Common stock; authorized 6,000,000 shares;
  No Par; Stated Value $4; Shares Issued and
  Outstanding - 1,689,887                            3,340,226        3,054,531

Preferred Stock; Authorized 5,000,000
  Shares; $5 Par; No Shares Issued or
  Outstanding                                                0                0

Retained Earnings                                    1,250,378        1,277,715

Cumulative Translation Adjustments                  (1,865,614)      (1,669,945)

    Total Stockholders' Equity                       2,274,990        2,662,301

    Total Liabilities & Equity                     $ 6,821,559      $ 6,601,313
                                                   ===========      ===========


      Notes to consolidated financial statement are an internal part hereof

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                         Three Months Ended               Nine Months Ended
                                              January 31                     January 31
                                         1997            1996            1997           1996
Revenue:

Sale of Furniture                     $1,533,266      $1,496,387      $4,366,673     $4,584,248

Other Income                               7,984          10,638          24,305         14,907
                                      ----------      ----------      ----------     ----------
        Total                          1,541,250       1,507,025       4,390,979      4,599,155

Cost of Furniture Sold                 1,086,343       1,111,108       3,003,415      3,188,326
                                      ----------      ----------      ----------     ----------

        Gross Profit                     454,907         395,917       1,387,564      1,410,829

Other Operating, Selling, General
  And Administrative Expenses            413,399         320,835       1,115,960      1,078,433

Income (Loss) From Operations             41,508          75,082         271,604        332,396

Other Deductions

Interest Expense-S/T                      66,884          69,365         183,044        180,294

Interest Expense-L/T                      38,623          43,646         115,683        124,572
                                      ----------      ----------      ----------     ----------
        Total                            105,507         113,011         298,727        304,866

Income Before Taxes and
   Extraordinary Items                   (63,999)        (37,929)        (27,123)        27,530

Income Taxes                                (190)         (6,914)            206            427
                                      ----------      ----------      ----------     ----------

Net Income                               (63,809)        (31,015)        (27,329)        27,103
                                      ==========      ==========      ==========     ==========

Earnings(Loss) Per Share Of
   Common Stock

Primary And Assuming Fully
   Diluted

Income Before Extraordinary Item           (0.03)          (0.01)          (0.01)          0.01

   Extraordinary Item                       0.00            0.00            0.00           0.00
                                      ----------      ----------      ----------     ----------

Net Income (Loss)                     $    (0.03)     $    (0.01)     $    (0.01)    $     0.01
                                      ==========      ==========      ==========     ==========

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                                               Nine Months Ended
                                                                          1997                    1996
Cash flows from operating activities:

  Net income (Loss) for the years                                     $ (27,328)               $ 27,555

  Noncash Expenses (Income) Included
    in Net Income

    Depreciation                                                         76,701                  93,938

    Deferred Income Taxes                                                     0                       0

    Deferred Compensation                                                18,000                  18,000

    Changes in assets and liabilities:

      (Increase) Decrease In Accounts Receivables, Net                 (193,166)                 78,776

      (Increase) Decrease in Note Receivable                                  0                       0

      (Increase) Decrease in Inventories                               (286,002)               (135,682)

      (Increase) Decrease in Prepaid Expenses                           (13,078)                 27,870

      (Increase) Decrease in Other Assets                                (3,790)                    797

      Increase (Decrease) in Accounts Payables, Customer
        Deposits And Other Current Liabilities                          (36,676)                (48,511)
                                                                      ---------                --------

            Net Cash Provided By (Used For)
              Operating Activities                                     (465,338)                 62,743

Cash Flow From Investing Activities

         Purchase of Property and Equipment                             (75,458)                 (9,005)

Cash Flow From Financing Activities:

         Proceeds From Long-Term Borrowing                              (58,422)               (154,725)

         Proceeds From Short-Term Borrowing                             279,996                 159,110

         Proceeds From Equity Capital                                   285,695                       0
                                                                      ---------                --------
            Net Cash Provided By Financing Activities                   507,269                   4,384

  Effect of Exchange Rate on Cash                                        29,679                  23,005

            Net Increase (Decrease) in Cash                              (3,848)                 81,128

Cash, Beginning of Period                                                53,934                  30,564

Cash End of Period                                                       50,086                 111,694

Cash Paid During the Period For:

     Income Taxes                                                     $       0                $      0

     Interest                                                         $ 298,727                $304,866

ITEM I. CONTINUED

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

         1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals necessary to present fairly the financial position of the Company for the interim period presented.

         2. Promotional costs are expensed as they are incurred.

         3. The Company takes a physical inventory at the end of the second quarter (October 31) and at year-end (April 30). At the end of each month and at the end of the first quarter (July 31) and the third quarter (January 31), inventories are adjusted to purchases, production and shipments.

         4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or 13.03 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was
12.42 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings.

         5. Subsequent significant events and changes following the second quarter ended January 31, 1997 have occurred:

         On March 10, 1997 the Company and the Overseas Private Investment Corporation ("OPIC") executed ammended loan documents as to the terms and conditions of the restructuring of the Loan Agreement between Wellington Hall Caribbean Corporation and OPIC. The more significant elements of the restructuring are:

                  A. A grace period on principal payments for one year beginning on July 31, 1996.

                  B. Reducing the amount of quarterly principal payments from $61,937 to $30,969 beginning with the payment due on July 31, 1997.

                  C. The interest rate on the loan will be changed from 12% per annum to 10% effective November 1, 1996.

         As a result of the foregoing, "Current Maturities on Long Term Debt" was reduced by $278,697 and added to "Long-Term Debt Less Current Maturities" as reflected on the January 31, 1997 balance sheet.

         As of September 1, 1996 the Company and Mr. Arthur F. Bingham entered into an agreement that was amended as of February 10, 1997. Pursuant to the agreement Mr. Bingham advanced $285,694 to the Company in October 1996 to be repaid within two years. As of February 12, 1997, the Company issued to Mr. Bingham 600,000 shares of the Company's common stock at a price of $.50 per share in repayment of the loan and following an additional $14,306 investment by Mr. Bingham.

         As a result of this transaction, "Long Term Debt, Less Current Maturities" will be reduced $285,304, "Other Current Liabilities" will be reduced $14,306 and paid in capital will be increased by $300,000, all during the quarter ended January 31, 1997. The total shares of common stock outstanding will be increased by 600,000 shares to a total of 2,289,887 shares.

         On February 10, 1997, the Board of Directors of the Company adopted, subject to shareholder approval, the 1997 Stock Option and Restricted Stock Plan (the "Plan") that permits the Company to grant incentive stock options
("ISOs"), nonqualified stock options or restricted stock awards up to an aggregate of 1,200,000 shares of the Company's common stock. The Plan has a ten-year term, and will be administered by an option committee of nonemployee directors (the "Committee").

         On February 10, 1997 the company granted stock options to Ralph L. Eskelsen and Arthur Bingham pursuant to the Plan. These options may not be exercised prior to shareholder approval of the Plan. Eskelsen was granted an ISO to purchase 300,000 shares of Common Stock at $0.50 per share. Eskelsen may exercise the ISO to the extent of 200,000 on or after September 1, 1997 up to and including February 1, 1998 and may exercise the ISO in full on or after January 1, 1998 up to and including February 1, 1998. If not sooner terminated, the ISO will terminate three months after Eskelsen's termination of employment with the Company for any reason other than death or three months after Eskelsen's death. In no event will the ISO be exercisable after it expires by its terms. The option price may be paid in U.S. dollars or in Honduran currency at the exchange rate on the date of exercise.

         Bingham received the following ISOs to purchase shares of Common Stock:

         Option A. Option to purchase 150,000 shares of Common Stock at an exercise price of $0.50 per share. Option A becomes exercisable on September 1, 1998 up to and including February 9, 2004, if Commissioned Retail Sales in the Territory (both as defined in the option agreement) from May 1, 1997 through April 30, 1998 equal or exceed $2,500,000.

         Option B. Option to purchase 150,000 shares of Common Stock at an exercise price of $0.80 per share. Option B becomes exercisable on September 1, 1999 up to and including February 9, 2004, if Commission Retail Sales in the Territory from May 1, 1998 through April 30, 1999 equal or exceed $2,700,000.

         Option C. Option to purchase 150,000 shares of Common Stock at an exercise price of $0.50 per share. Option C becomes exercisable on September 1, 2000 up to and including February 9, 2004, if Commissioned Retail Sales in the Territory from May 1, 1999 through April 30, 2000 equal or exceed $3,000,000.

         Bingham also received nonqualified options to purchase 150,000 shares of Common Stock at an exercise price of $1.30 per share. The options may be exercised at any time from the date of grant until February 9, 2004.

         If not sooner terminated, the options will terminate three months after Bingham's termination of employment with the Company for any reason other than death or twelve months after Bingham's death. In no event will any option be exercisable after such option expires by its terms.

                                    Item 2:
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended January 31, 1997 Compared to the Three Months Ended January 31, 1996

     Consolidated revenues increased $34,225 or 2.3% for the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. Sales for domestically produced products increased about 2% percent and the sales of foreign produced goods increased by about 9% for the fiscal quarter.

     New orders received during the three month period amounted to approximately $1,157,000 in future sales, down about 5% from the same period last year. This decline was largely the result of the current recession within the furniture segment of the national economy, a shrinking distribution base and possibly a permanent resistance by the consumer to purchasing the higher quality and higher priced furniture of the type that historically has been the Company's principal product line. The Company's backlog of orders at January 31, 1997 was approximately $1,558,000 versus $1,454,000 on that date last year and $1,853,000 on April 30, 1996.

     Cost of Sales were down approximately $25,000 or 2.2% for the three-month period as compared with last year, reflecting the reduced level of sales.

     Selling, General and Administrative Expenses increased about $92,000 or 29% during the quarter primarily as a result of increased marketing and promotion expenses. More specifically, such increase included improvements to the Company's showroom used to display its products at the semiannual furniture markets held in High Point, N.C., printing and photograhy expense for catalogs, awards for promotion contests for certain dealers, and salary expense for additional sales management personnel.

     Interest Expenses were $105,507 for the three months period of the current fiscal year, down slightly, $7,500, from the same period of the prior year.

     For the three month period ending January 31, 1997, operating income (earnings before interest and taxes) was $41,508, 1.8 cents per share, compared to $75,082, 3.3 cents per share for the same period of the prior year. The net loss was $63,809 or $.03 per share, compared to $31,015, $.01 per share for the same period of fiscal 1996.

Nine Months Ended January 31, 1997 Compared to the Nine Months Ended January 31, 1996

     Consolidated revenues were down approximately $208,200 or 4.5% for the first nine months of fiscal 1997 compared to the first nine months of fiscal 1996. This decline was largely the result of the same factors affecting the three-month period ended January 31, 1997, as described hereinabove. Sales for domestically produced products were down about 11.8% percent for the three quarters. Sales of foreign produced goods increased by about 19% for the nine month period.

     New orders received during the nine month period amounted to approximately $4,368,000 in future sales, up slightly from the same period last year. During much of the period, the Company was without a salesman in it territory encompassing North Carolina, South Carolina and Virginia (the "North Carolina territory"), its most productive, for almost three months while negotiations were completed with an individual to fill that slot as an exclusive representative and as the newly created position of sales and marketing manager.

     Cost of Sales were down approximately $185,000 or 5.8% for the nine month period as compared with last year, reflecting the reduced level of sales.

     Selling, General and Administrative Expenses increased about $38,000 or 3.5% for the nine-month period primarily as a result of increased marketing cost.

     Interest Expenses were $298,727 for the first nine months of the current fiscal year, down slightly, $6,000, from the nine-month period of the prior year.

     For the nine-month period ending January 31, 1997, operating income (earnings before interest and taxes) was $271,604, 11.8 cents per share, compared to $332,396, 14.5 cents per share, for the same period of the prior year. The net loss was $27,329 or $.01 per share, compared to a net profit of $27,103 or $.01 per share for the same period of fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal long-term capital resources are stockholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of Wellington Hall Caribbean Corporation with the Overseas Private Investment Corporation (OPIC). As of January 31, 1996, total stockholders' equity was $2,724,990 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $397,241 and $990,999, respectively.

     The Lexington State Bank loan bears interest at the prime rate plus 1.5% and is payable in monthly installments of $7,000 until maturity on April 10, 2002. It is secured by substantially all of the Company's domestic assets. The net proceeds of the loan were used to refinance indebtedness used to purchase and expand the Company's Lexington, North Carolina facility.

     Since July 1996, the Company has been negotiating with OPIC to amend the OPIC loan agreement then in effect to provide more favorable terms. Principal payments were scheduled to double from approximately $31,000 per quarter to approximately $62,000 per quarter beginning on July 31, 1996 with a final balloon payment of $185,812 due on October 31, 1999. Under the original loan agreement, WHCC was also obligated to make quarterly interest payments at the rate of 12% per annum. On March 10, 1997, WHCC and OPIC executed an amended loan agreement that, among other things, lowered the interest rate to 10% per annum as of November 1, 1996 and waived principal payments from July 31, 1996 until July 31, 1997, at which time quarterly payments of approximately $31,000 become due and payable. Principal payments increase to approximately $62,000 on July 31, 1998 with a balloon payment of approximately $557,438 due on October 31, 1999. Upon execution of the amended documents, WHCC paid OPIC a rescheduling fee of 1% of the principal balance. The proceeds from the OPIC loan, together with funds generated internally by Wellington Hall, were used to acquire and improve the Honduran Facilities.

     The OPIC loan prohibits the payment of dividends and other distributions by Wellington Hall and requires that it maintain a stated amount of tangible net worth as well as certain financial ratios, including current assets to current liabilities and total indebtedness to tangible net worth. In addition, WHCC is prohibited from paying dividends or making other distributions to Wellington Hall and is required to maintain a stated amount of current assets in excess of current liabilities, and WHCC and MWH are required to maintain stated ratios of current assets to current liabilities and indebtedness to tangible net worth. WHCC also is required to generate operating income sufficient to service the OPIC loan for at least four consecutive quarters beginning July 31, 1999. Wellington Hall, WHCC an MWH are each in compliance with the requirements of the OPIC loan.

     Under the OPIC loan arrangement, Wellington Hall, Limited is obligated to supply any necessary funds to WHCC to meet WHCC's obligations thereunder, and MWH has also guaranteed the obligations of WHCC. The OPIC loan is secured by substantially all of the tangible assets of the Honduran Facilities.

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has two lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,2000,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of January 31, 1996, the Company had $1,200,000 in borrowings under this line of credit. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility.

Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.

     On January 16, 1996, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. No borrowings have been made to date. Outstanding borrowings under this facility will bear interest at the rate of prime plus 1 1/2%, payable monthly and the outstanding balance as of January 31, 1996 was $13,000 in borrowings under this line of credit, leaving $237,000 available for future borrowings.

     The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.

      Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at January 31, 1997 was $100,000.

     MWH has lines of credit with two Honduran banks in an aggregate amount of $500,000. As of January 31, 1997, an aggregate of $350,572 had been borrowed under these lines, leaving approximately $149,000 for future borrowings. Borrowings bear interest at 25% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which was $97,517 and $295,289 in fiscal 1996 and 1995, respectively. However, operations used $465,338 during the first nine months of the current fiscal year, primarily as a result of the increases in inventories and account receivable discussed below.

     As of January 31, 1997, accounts receivable had increased by approximately $193,000 since the beginning of the fiscal year, mostly as a result of a surge in sale late in the third quarter and extended term granted certain dealers for payment of their invoices. The receivables represented a turnover rate of about fifty-five days, an increase of about ten days when compared to the turnover rate reported a April 30, 1996.

     Inventories increased by about $286,000 during the first nine months of the current fiscal year primarily a result of increased production to meet an increased backlog of orders for foreign produced goods. The Company believes that the renewed and revised marketing effort that it put in place in early 1996 had some positive effect on the Company's level of incoming orders through the second fiscal quarter ended October 31, 1996 but the rate of incoming orders did decline during the third quarter, a decline however that may have been experienced throughout the industry. The Company had a backlog of orders of approximately $1,558,000 at January 31, 1997 versus $1,454,000 on the same date in 1996 and versus $1,853,000 at April 30, 1996. The increased inventories consisted primarily of inventory in transit from the Honduran Facilities to the Lexington, NC facility, which at quarter's end was about $212,000 versus about $74,000 at year end, April 30, 1996, and the inventory of raw materials and supplies in transit to the Honduran Facilities from Lexington at January 31, 1997, which was about $40,000 versus about $5,000 on hand at April 30, 1996.

     Property and Equipment is reported to be down about $25,000 as of January 31, 1997 compared to year-end but, when expenditures of approximately $75,000 are added, the decrease is actually about $100,000. The decline is mostly the result of the devaluation of the Honduran currency relative to the prior fiscal year end of approximately 18%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the "spot" rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

    There are no significant capital expenditures planned for the balance of this fiscal year and expenditures for the remainder of the year will be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the fiscal year ended April 30, 1996 was approximately $39,000.

     As of September 1, 1996, the Company executed an Employment and Stock Purchase Agreement with Arthur F. Bingham (the "Agreement"). On October 10, 1996 Mr. Bingham loaned the Company $285,694 at terms included in an addendum to the Agreement. These terms, among other things, allowed the Company two years to repay the loan. On February 12, 1997, the Company issued to Mr. Bingham 600,000 shares of stock as repayment of that loan and for his additional investment of $14,306. Mr. Bingham has also been granted options to purchase 600,000 additional shares at option prices ranging from $.50 to $1.30 per share, 450,000 of which are subject to certain performance conditions.

     In 1989, the Company acquired the Honduran Facilities and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one-half the funds anticipated. The result of not raising all the funds has been that the Company has had to incur more debt and restrict capital expenditures that were both in its original plans at the time of the acquisition and that have developed since the acquisition. Because of this debt, sales needed to grow rapidly from the time of the acquisition to a level at which operating incomes would be adequate to service the debt and to fund capital needs if the Company was to grow. Maintaining an adequate level of sales since the acquisition has been possible only for limited periods of time, mostly as a result of a sluggish furniture economy that has existed over much of that time, a period that includes two recessions. The sluggish furniture economy has also reduced the industry's distribution base, especially the base of mid to small retailers more committed to using smaller manufacturers, such as the Company, as a resource. Furthermore, management believes that the consumer taste in home furnishings has swung away from the more formal designs and executions that the Company has marketed to more informal designs and execution.

     Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position was tight during all of fiscal 1996, having experienced excessive wood deliveries early in the year and then a slow economy and lower sales during the balance of the year while the Company continued to service its high level of indebtedness. The sale of stock to Mr. Bingham has assisted the Company in meeting its working capital and other cash needs and a significant portion of the Company's backlog and orders expected to be received in the near future carry delayed payment terms and/or will require reserved inventories. These terms will further stretch the Company's cash resources until the payment for these sales becomes due. Delayed payment terms have become expected within the industry and therefore necessary for the Company to attract new distribution.

     Having initiated in early 1996 a marketing effort to achieve sales growth, and having begun to see results from this effort, the Company formulated a strategy that addressed means of securing the necessary funding and solving its debt-equity problem in general. The plan consists primarily of (i) the private placement of stock to Mr. Bingham and (ii) the Company's debt restructuring, both as discussed hereinabove, (iii) the offering of stock to the shareholders of Company and to the public, as discussed hereinbelow, and (iv) the grant of options to certain key employees, as discussed in Note 5 to the Consolidated Financial Statements.

     On February 20, 1997 the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares will be offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement becomes effective, who will have the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date may also subscribe within that thirty day period for additional shares, and any available shares will be sold to shareholders who have subscribed therefor on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders may be sold to persons who are not directors, officers or shareholders of Wellington Hall. The registration statement has not yet become effective.

     The success to date in the execution of this plan has removed some immediate pressure on working capital, is making funds available to support marketing requirements and slowed the effect of servicing the debt for the near term. The balance of the plan is essentially aimed at reducing debt and the corresponding costs thereof.

                                     PART II

                                Other Information


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits Filed: Exhibit 10.18 Second Amendment to the Loan Agreement Between the Overseas Private Investment Corp. and Wellington Hall Caribbean Corporation dated March 10, 1997

          Exhibit 27       Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K filed during the quarter ended October 31, 1996:
          None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WELLINGTON HALL, LIMITED
                                                    (Registrant)


Date: March 17, 1997                      By: /s/   Hoyt M. Hackney, Jr.
      --------------                          ---------------------------------
                                                    Hoyt M. Hackney, Jr.,
                                                    President and
                                                    Chief Executive Officer
                                                    Chief Financial Officer