Form 10KSB40
period 1997-04-30
WELLINGTON HALL LTD
filed 1997-08-18
CIK 105567

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

For the fiscal year ended April 30, 1997 or
( )            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from______________________________

Commission File Number  0 3928
                        ------

                            WELLINGTON HALL, LIMITED
                            ------------------------
                 (Name of small business issuer in its charter)

        NORTH CAROLINA                                           56-0815012
        --------------                                           ----------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

  Route 1, U.S. Highway 29 and 70, Lexington, N.C.                   27292
--------------------------------------------------------------------------------
     (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:       910-249-4931

Securities registered under section 12(b) of the Exchange Act:    NONE

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

         Check if there is no disclosure of delinquent filers in response to item 405 of regulation 5-b contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. (X)

         State issuer's revenues for its most recent fiscal year: $ 5,816,269

         State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price as which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act): Approximately $253,088 as of July 28, 1997.

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable dated: 2,289,887 shares of Common Stock (No Par) as of July 28, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1997, are incorporated by reference into Part II.

2. Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

         Transitional Small Business Disclosure Form (Check One)

         Yes ( )    No (X)

                                     PART I

Item 1. Description of Business

GENERAL

         The Company manufactures high quality wooden home furniture. The manufacturing operation involves the machining, sanding, assembling and finishing of components and other raw materials. The Company's products are distributed nationally through full-service retail stores and unaffiliated trade showrooms that service the professional designer.

         The Company owns a lumber processing mill and furniture manufacturing facility located in San Pedro Sula, Honduras, Central America (the "Honduran Facilities"). Wellington Hall Caribbean Corporation ("WHCC"), a wholly-owned subsidiary of the Company, serves as a sales and distribution company for the Honduran Facilities. WHCC is a North Carolina corporation organized in December, 1988 and is located in Lexington, North Carolina. Muebles Wellington Hall, S.A. ("MWH"), the Honduran subsidiary of WHCC, located in San Pedro Sula, manages and operates the Honduran Facilities.

         The Company adopted specific strategies designed to improve its results of operations and financial condition. These strategies involve a more aggressive program of product development, improving marketing and strengthening management, as well as increasing capital and reducing indebtedness.

         The Company has developed and adopted a comprehensive marketing plan that includes strategic measures such as (i) augmenting the Company's traditional product lines with more casual designs of furniture that management believes reflect trends in consumer tastes, (ii) exploring new opportunities for its Honduran Facilities and other offshore resources with designs employing materials such as leather, marble, metal, wicker, bamboo and rattan, and (iii) updating and upgrading catalogs and other sales aids in all distribution channels. See "Business--Markets."

         In addition to the foregoing, the Company has recruited an experienced senior executive to lead its sales and marketing function. In September 1996, the Company employed Arthur F. Bingham for the newly created position of Senior Executive Vice President of Sales and Marketing. Mr. Bingham directs and oversees all aspects of the Company's sales and marketing activities with the goal of assuring continuing growth in profitable sales. Mr. Bingham's employment arrangement provides for several incentives for him to assist the Company in increasing sales revenues.

         Management believes that the highly leveraged position of the Company has impeded its ability to pursue strategies designed to improve its results of operations. In response, the Company has pursued a number of strategies to improve its financial condition by raising equity capital, reducing indebtedness and increasing working capital. Certain elements of management's plan were implemented or developed in fiscal year 1997.

         In connection with the employment of Arthur F. Bingham as Senior Executive Vice President of Sales and Marketing, Mr. Bingham made a loan to the Company of $285,694. On February 12, 1997, Mr. Bingham purchased 600,000 shares of Common Stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. The Company has used the funds provided by Mr. Bingham to reduce its indebtedness and provide working capital. The Company also has granted stock options to Mr Bingham and to Mr. Ralph Eskelsen, manager of the Honduran Facilities, that will provide incentives to these key employees and may result in additional contributions to capital. Mr. Eskelsen has indicated that he is likely to purchase between $135,000 and $150,000 of Common Stock during calendar year 1997 through exercise of his options.

         The Company successfully negotiated with its lenders to amend its loan agreements therewith to provide more favorable terms. On January 16, 1997, the Company obtained an additional $250,000 line of credit from Lexington State Bank. In addition, on March 10, 1997, the Company entered into an agreement with the Overseas Private Investment Corporation ("OPIC") to restructure its loan to reduce principal payments until July 1997 (with the deferred payments to be made in a larger balloon payment at the end of the term of the loan in 1999) and to lower the interest rate. The effect of the restructured loan is a reduction to the Company's cash requirements for scheduled principal payments for fiscal 1997 and 1998 of $247,748 and $123,874, respectively, which will contribute significantly to improving the Company's working capital and cash flow for these years. The restructured OPIC loan also reduced scheduled interest expense by $9,910 in fiscal 1997 and will reduce scheduled interest expense by about $18,900 in fiscal 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         On February 21,1997, the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares will be offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement becomes effective, who will have the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date may also subscribe within that thirty day period for additional shares, and any available shares will be sold to shareholders who have subscribed therefor on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders may be sold to persons who are not directors, officers or shareholders of Wellington Hall.

         The aforementioned stock offering has been delayed and the registration statement filed with respect thereto is not expected to become effective until after the filing of the Company's 10 QSB for quarter ending July 31, 1997.

         The Offerings, if fully subscribed, would increase the Company's equity capital by about $800,000 and reduce indebtedness by a corresponding amount. Interest expense would have been reduced by $79,744 and $83,201 in fiscal 1995 and 1996, respectively, and by approximately $80,000 in fiscal year 1997, on a pro forma basis, if the Offerings were fully subscribed and consummated at the beginning of the period. In addition to achieving a reduction in interest expenses, management believes that the increase in equity and reduction of debt service requirements in 1997 and 1998 that the foregoing strategies are designed to achieve would make working capital and other funds available to pursue its marketing and sales strategies more aggressively with the goal of increasing funds generated by operations to fund future growth and debt service requirements.

         The Company's business was founded in 1964, and the Company is incorporated in North Carolina. The Company's principal office is located at Route 1, U.S. Highway 29 and 70 North, Lexington, North Carolina 27292, telephone (910) 249-4931.

PRODUCTS

         The Company's products include occasional living room tables, dining room, and bedroom furniture, modular wall systems, entertainment cabinets (for storage of televisions, stereo equipment and video cassette recorders,etc.), console tables, mirrors, coffee tables, commodes and other occasional and accent pieces. The product line generally represents an eclectic collection of reproductions or renderings of 18th century English and French styles. Most of the Company's 18th century English and French reproductions and other designs are offered exclusively by the Company.

         The Company imports certain of its designs for finishing when the domestic production costs for such designs are prohibitive. The Company's imported line is assembled in the Honduran Facilities and finished in the Company's Lexington, North Carolina facility and includes solid mahogany dining chair frames, occasional items and poster beds. Sales of imported designs have increased over time as a result of the Company's acquisition of the Honduran Facilities. As described hereinbelow, WHCC, the Company's North American subsidiary, distributes the products manufactured at the Honduran Facilities, and during fiscal 1997, such products accounted for approximately 29% of the Company's consolidated sales (net of intercompany sales), while products produced domestically by the Company accounted for about 71% of its consolidated sales. Unfinished furniture imported from the Honduran Facilities accounted for about 15% of the Company's domestically-produced sales, and the number of imports for finishing from elsewhere was negligible. In addition, WHCC furnished the Company's domestic operations with approximately 81% of certain forms of wood utilized in domestic production. The balance of the raw materials utilized by the Company's domestic operations, including plywood, brass decorating hardware, finishing material and packing material, are purchased from domestic sources.

         WHCC markets to the U.S. furniture industry (including the Company) three categories of unfinished products manufactured by the Honduran Facilities, including: (i) raw materials in the form of wooden dimension stock (rough parts); (ii) unfinished assembled items for furniture such as occasional tables and dining chair frames; and (iii) components (turnings and carvings) utilized in domestic production (OEM sales). The majority of sales utilize solid mahogany, but the Company also uses laurel, primarily in the production of its French designs, pine and San Juan Areno.

         WHCC also markets directly to the retail trade a bedroom, dining room and occasional table group fully produced and finished in the Honduran Facilities. By assembling and finishing the group in Honduras, significantly greater advantage of plentiful, less costly labor and lower overhead can be realized, resulting in a lower retail purchase price for the Honduran - produced group. This lower price, along with the utilization of solid "Honduran Mahogany," recognized by the world trade as one of the premier hardwoods, allows the Company to compete within its market niche. All of the wood utilized by the Company's Honduran Facilities is harvested from segments of forests under sustainable management programs.

MARKETS

         The Company utilizes several different avenues of distribution. The Company distributes its finished products to the designer trade, retail stores, trade showrooms, buyers' clubs and consumer catalogues. The following discussion describes the views of the Company regarding each avenue of distribution for its finished products.

         Designer Trade

         The Company believes that the designer trade has become one of the more viable outlets for its primary product niche, traditional, high-end furniture. From the Company's perspective, the advantage of this outlet is that virtually all sales are "special order," negating the need for promotional discounts, and the disadvantages are the relatively low sales volume per account versus the cost of sales aids necessary to service the account, the requirement that it grant credit to accounts with limited assets and with a limited credit histories, and the inadequate means the designer normally has available to receive delivery and service his customer. Since decorators do not generally stock or display a significant amount of products, they are largely dependent on the availability and quality of the Company's sales materials, and as such, it is important for the Company to create and/or improve and maintain its sales aids, including but not limited to photography and catalogs for both the Company's and WHCC's products.

         As part of the Company's strategy to increase its sales, the Company is giving a high priority to maintaining quality sales materials. At present, a new product catalog has been approved for printing. This catalog is expected to be issued by September 1997 and includes a portion of the Company's product line, including the new product introductions from the April 1997 furniture market. Other more recent activities include the preparation of new finish samples for the Company's wall unit dealers, a new catalog on the Woodward Collection ( See "Management's Discussion & Analysis of Financial Condition and Results of Operations" ), finish samples for the balance of the line , and finish display boards for major dealers.

         Retail Stores

         Retail stores are a desirable outlet for the Company's products because the potential volume of sales is relatively high and certain retail stores do stock and display the Company's products. The Company does not, however, have contractual relationships with such retail stores. The Company and a particular retail store may have an informal understanding at the time that the Company sells its products to such a store, which understanding may relate to such things as amount of the Company's products to be displayed on the store's floor space, pricing and dating for payment purposes. The Company's use of this outlet has declined over several years for various reasons, including but not limited to the fact that many dealers within the industry have gone out of business due perhaps to the soft furniture economy. In addition, the Company has been unable to compete effectively with the invoice dating policy (e.g. "buy now, pay nothing until later") employed by larger manufacturers because such a policy increases receivables and drains available cash. The Company believes that its inability to compete with such a policy has induced many dealers not to consider the Company's products when assigning available floor space and when assigning resources for warehouse stock. Accordingly and in the absence of a display or stock, a growing percentage of the Company's orders received from retail stores are for items which the dealer can only sale by utilizing the Company's catalogs, a circumstance that further necessitates the creation and/or improvement and maintenance of the Company's sales aids. See--"Designer Trade."

         The Company had some initial success in expanding its retail distribution or display with existing dealers though a program of "Target Accounts" instituted in early 1996. The program involved the Company asking certain moderate to large retailers that normally display products compatible with the Company's price and design niche to purchase and maintain a display of approximately 70 of the Company's products, including bedroom, dining room and occasional items. In exchange for doing so, the dealer received (i) a discount on the original order for its floor samples, normally about 10%, (ii) two sales periods annually, most often during February and August, in which the dealer received a 10% discount on all its orders from the Company, (iii) Company sponsored sales incentive contests for the dealer's floor sales personnel, as described below, (iv) participation in a stock reserve program to ensure quicker delivery from the Company, (v) better in-store training and service from the Company's sales representative, (vi) exclusive distribution from the Company in the dealer's trading area and (vi) sales leads received on the Company's home page on the Internet.

         By late fall of 1996 the program of "Target Accounts" stalled, perhaps due to its substantial administrative requirements, and thereafter did not produce additional or expanded distribution for the Company. The modest gains that the Company realized from this program were limited to the Southeast region of the United States. Additional marketing cost associated with this program were expensed as they occurred and were not material. Though many elements of the program remain part of the Company's overall marketing plan and the Company continues its relationship with the dealers that participated in the program, the Company has ceased sponsoring sales incentive contests for the dealers' floor sales personnel.

         Early in 1996 the Company added its own Home Page to the Internet (furniture.com) and has experienced a much higher level of hits (site visits) and resulting inquiries than was anticipated. These inquiries are forwarded to the Company's appropriate area sales representative and to a local dealer when possible. Priority for referral is given to the dealers participating in the Company's "Target Account" program.

         Trade Showrooms

         The Company maintains a showroom in High Point, North Carolina to display its product line during the semiannual International Furniture Market held in that city in the fall and spring of each year and is affiliated with trade showrooms, that are accessible only to the professional designer and not generally open to the public, in all the major markets and design centers around the country. Trade showrooms generally target the affluent customer, which tends to be the Company's ultimate customer, and as such, they are an important outlet for the Company. However, the Company believes that this outlet has diminished in importance somewhat over the last decade because of "Gallery Programs" sponsored by the larger manufacturers and retailers under which retail stores act in large part as competing showrooms, offering substantial discounts to induce designers to purchase from them. It is the opinion of the Company, however, trade showrooms are still viable when markups of wholesale prices can be held to 250%.

         In April 1996, the Company received commitments from two major, national showroom chains to display its products. The Company does not have contractual agreements with such national chains, but, as is common in the industry, had informal agreements with the chains at the time that the Company sold its products to them with respect to such things as the kind and amount of products to be stocked, the reordering procedure and the dating policy to be pursued. One of the commitments involved only the Company's modular wall units, while the others involved the balance of the domestic product (regular line) lines. Most of the floor samples purchased did not reach the showroom floors until the early fall of 1996. The sales realized from these commitments during the fiscal year ended April 30, 1997 were primarily for floor displays and the subsequent orders received from these showroom have not yet become significant.

         Buyers Clubs

         The Company became a vendor for the United Consumers Club ("UCC") approximately three years ago. The UCC's members are required to pay an annual fee, and the UCC distributes to them through its ninety catalog outlets (Clubs) and its quarterly mailers. Any UCC member who wishes to purchase an item from the catalog so informs UCC, and UCC places the order with the Company or another vendor. In order to succeed in this particular means of distribution, it is imperative that the Company create and/or improve and maintain high-quality photography in its mailers, as well as a large supply of catalogs at the various clubs. See--"Designer Trade." Though the Company and the UCC do not have a contractual relationship, the Company does have an informal agreement with UCC that the Company will not change its prices reflected in the UCC catalog or mailer for the life of such catalog or mailer.

         Similarly, consumer catalogs are a means of distribution that has not been available to or utilized by the Company in the past. At the October 1996 Furniture Market held in High Point N.C., the Company received a commitment from a major catalog company to include the Company's products in its catalogs. Though the Company does not have a contractual relationship with the aforementioned catalog company, certain of the Company's products were included in an April 1997 edition of its catalog, and the Company expects certain of its products to be similarly included in future editions. The catalog in which the Company's products appeared included different types of furniture, wooden and otherwise, in addition to that sold by the Company, as well as those products that the catalog company markets in addition to furniture, like clothing or electronics.

         OEM Sales

         Following the acquisition and expansion of the Honduran Facilities in 1990, the Company aggressively sought to sell to other manufacturers ("OEM sales") dimension stock, wood components (carvings and turnings), and unfinished assemblies with significant success. However, in 1993 and early 1994, the Company's sales of its proprietary products grew to such a level that it appeared that it would be more profitable to use the majority, if not all, of the capacity of the Honduran Facilities for the production of the Company's products to the exclusion of its OEM business. During such time, the Company expected to direct available resources to reducing indebtedness as opposed to continuing to expand its OEM business. However, very late in 1994 the market for the Company's products became soft and, without the OEM sales, it became necessary about mid-1995 and through much of calendar 1996 to curtail production to avoid additional increases in inventory. For all of fiscal year 1997, the Company's directed its efforts with some success toward establishing a distribution for its proprietary line and, at the same time, toward rebuilding a dealer base for OEM sales. During fiscal year 1997, OEM sales increased by

83% and accounted for 5% of the Company's consolidated sales. In the future, the Company will maintain a presence in this area of distribution to assure its presence in a more diversified market.

RESEARCH AND DEVELOPMENT

         While neither the Company nor WHCC has a full-time employee or facility devoted exclusively to research and development, the Company's President, in consultation with design firms, devotes substantial time to the design and development of new products. Though, because of the nature of the Company's designs, many of its products may remain marketable for a significant period of time, the competition in and the fashion orientation of the home furnishings market require that the Company's product line be continually updated by the introduction of new products. The development of such new products involves producing samples of the new items for display and for the production of sales aids with respect to such new products. The samples are constructed utilizing production labor and facilities and from raw materials that are purchased in very small quantities. The Company does not account the associated cost of these samples separately, instead absorbing the expenses as production costs. The labor costs, lost production volume and overhead absorption, and the premium prices charged on the small quantities of raw materials that such samples require can, in the aggregate, have a significant impact on operation results. The Company's does not otherwise spend a material amount on research and development.

SALES

         The Company's sales function is led by Arthur F. Bingham, its Senior Executive Vice President of Sales and Marketing. The Company employs 15 independent, commissioned sales representatives who sell to retail stores and service trade showrooms in the United States and Canada. The Company generally sells its products on a net 30-day basis. The Company has advertised nationally, to a limited extent, to improve its name recognition.

         WHCC employs one independent, commissioned sales representative for products sold to U.S. furniture manufacturers other than the Company, the Company's OEM business, and that commissioned sales representative covers the two eastern states in which the majority of the U.S. furniture industry is located. In addition to this sales representative, the Company's president devotes a substantial amount of time to marketing certain categories of the Company's products to customers not specifically covered by the sales representative. WHCC utilizes the Company's 15 independent representatives for products finished in the Honduran Facilities and marketed directly to the retail trade.

BACKLOG

         The Company's firm backlog of orders on April 30, 1997 was $2,047,369, a 10 1/2% increase from its backlog of $1,853,400 on April 30, 1996. The April 30, 1997 backlog included $1,289,542 of domestically-manufactured products, as opposed to $1,340,510 included in the 1996 backlog, which decrease reflects the slow down in the home furnishing segment of the general economy. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $757,827 on April 30, 1997 versus $512,990 on April 30, 1996. The increase mostly reflects more recent success in securing orders from other manufacturers for their products (OEM sales).

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The Company's principal raw material is wood, and the Company utilizes several different species including mahogany, laurel, pine, san juan areno, walnut, poplar, cherry, oak, maple and cedar. Wood is purchased in the form of dimension stock (rough parts), components (turnings and carvings) and plywood. The Company uses all of these forms of wood in the manufacturing of its products. For example, in the production of a table, turnings and carvings may be used for table legs and specialty designs, plywood may be used for the tabletop and dimension stock (large pieces of wood that the Company is able to process into the required dimensions) may be used for other parts of the table. Plywood is generally available in adequate supply from domestic resources. Dimension stock and components are generally supplied to the Company by its Honduran Facilities. These same raw materials are available from domestic sources but generally at higher prices and lower quality. Accordingly, the loss of the Honduran Facilities as the Company's primary source of wood and as its sole supplier of the Company's proprietary line of assembled items of furniture would have a significant adverse effect on the Company's operations, financial condition, competitiveness and future prospects.

         Though the agency of the Honduran government responsible for forest resources is not able to provide an accurate inventory of the supply of mahogany or other species of wood available in Honduras and large quantities of mahogany have previously been harvested from Honduras over the years, the Company believes based upon all available information that an adequate supply of' mahogany is available and will be available for many years to come. The Company's belief is based on the fact that the Honduran government has always made available to the Company as much mahogany as it has requested and has never indicated that such supply may be in future jeopardy. In addition to mahogany, the Company currently utilizes the other species of wood referenced above and continually researches whether other species of wood are available for manufacturing in commercial quantities in order to expand its resource base.

         The Honduran government has established programs such that all timber harvested is in areas of forest under sustainable management. The program requires that a physical inventory be taken by representatives of the government to determine the number of suitable trees of a given variety in a particular portion of the forest. From the inventory data, the Honduran government calculates how quickly that particular variety of tree in that particular area will regenerate and, then, how much can be harvested annually such the supply of such variety can be sustained. Wood cannot be harvested or transported without a permit that the Honduran government issues with a termination date that specifies the species to be harvested, the amount of wood to be harvested, and the particular portion of forest is to be harvested and the delivery point for the harvested wood.

         With respect to the Company, sustainable management works as follows: the Honduran government solicits the Honduran wood-working industry (users), of which the Company is a part, to determine the need for various types of wood. The Honduran government then issues permits to various entities (suppliers) to harvest their assigned areas of forest until the aggregate amount of permitted harvesting satisfies the users' requested needs. Once the permits are issued specifying the Company as the exclusive recipient; price, delivery and payment terms can be negotiated with the supplier. Once the permits are issued, harvesting can not commence until a stumpage tax is paid by the supplier. Most often the supplier does not have the resources to pay the tax and the Company effectively prepays the tax.

SEASONALITY

         As is typical in the furniture industry, the Company's greatest volume of incoming orders is received in the spring and fall of each year. This is due primarily to the International Furniture Market held each April and October in High Point, North Carolina. Careful scheduling of production minimizes the effects of such seasonality on the Company's production and shipments. Orders are generally shipped within 30 to 90 days of receipt.

COMPETITION

         The furniture industry is highly competitive, and no single company dominates the industry. The Company, while unranked in any known comparative study of the industry, competes with many nationally-recognized manufacturers of quality furniture. Many furniture manufacturers have substantially larger production capabilities, and distribution networks, as well as greater financial resources than has the Company. The Company's principal method of competing is by product design (including items or categories of items not available from other manufacturers), product quality (including high-grade hardwoods and other materials used in construction and quality-constructed cabinetry and finish) and price. Most of the Company's designs are offered by the Company exclusively. The Company believes its pricing structure, product design and product quality to be competitive with those of its competitors.

         The furniture industry is a segmented industry in which design, quality and price place each manufacturer into a competitive market niche. The Company competes in the medium-to-high price market, which normally requires a larger number of items comprising the product line, smaller production lot sizes and higher inventory requirements to maintain a competitive delivery cycle. The Company estimates that there approximately 12 to 15 furniture manufacturers directly competing with the Company in the medium-to-high price market for case goods. The Company's limited financial resources restrict its ability to compete effectively in its market niche.

ENVIRONMENTAL CONTROL FACILITIES

         The Company's domestic operations must meet extensive federal, state and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, these standards have not had any material adverse effect on the Company's sales or operations. The furniture industry currently anticipates increased federal and state environmental regulation, particularly with respect to emissions from paint and finishing operations and wood dust levels in manufacturing operations. The industry and its suppliers are attempting to develop water-based finishing materials to replace commonly-used organic-based finishes which are a major source of regulated emissions. The Company cannot at this time estimate the impact of these new standards on the Company's operations or the cost of compliance thereof (including future capital expenditure requirements).

EMPLOYEES

         As of April 30, 1997, the Company had approximately 355 employees, including approximately 300 people currently employed at the Honduran Facilities. Approximately 300 of the Company's employees are full-time employees.

DESCRIPTION OF PROPERTY

         The Company owns and operates one plant that houses its United States production facilities and general offices and is located on 17 acres of land in Lexington, North Carolina. The 82,500 square foot facility is of brick, steel, concrete and concrete block construction and is well-maintained and in adequate condition. The Company's manufacturing facilities generally operate on a 40-hour week. Substantially all of the Company's physical properties located in Lexington, North Carolina, including inventory, machinery and equipment, are pledged as collateral under the Company's loan agreements with Lexington State Bank of North Carolina, the Company's primary bank lender.

         The Company's Honduran Facilities consist of seven and one-half acres of land located in San Pedro Sula, Honduras, a 21,120 square-foot, equipped dimension mill, a 7,840 square-foot wood resaw operation, two dry kilns, boilers and related processing equipment, two buildings for dry lumber storage and a 6,408 square-foot building for "green" lumber storage. In July 1990, the Company completed construction of a 45,000 square-foot addition to the manufacturing facility and a 2,600 square-foot office building.

         The Company believes its properties are generally suitable and adequate to meet its intended uses and, in the opinion of management, they are adequately covered by insurance.

         The Honduran Facilities, including both real and personal property such as plant and equipment but not including inventory or receivables, are pledged to secure a loan from the OPIC. The loan proceeds were used to finance completion of capital improvements to the Honduran Facilities. In addition, Banchas, the Company's Honduran bank lender, holds a second mortgage on the assets of the Honduran Facilities.

         The lumber dimension mill, as well as the furniture manufacturing operations of the Honduran Facilities, operate on a 44-hour work week (a standard work week in Honduras). The Company believes that the mill and furniture manufacturing facilities are in adequate condition and suitable for its intended uses.

         The Company leases a 8,800 square-foot showroom located in High Point, North Carolina. Approximately 4,400 square feet of space is utilized to display the Company's products, particularly new product introductions, during the semi-annual International Furniture Markets. The balance of the space is subleased to another manufacturer. The Company believes the showroom is in good condition and suitable for its intended use.

Item 3.  Legal Proceedings

         There is no pending material litigation involving the Company or any of its subsidiaries. To the best of management's knowledge, no legal proceedings or proceedings by any governmental authorities are contemplated.

Item 4.           Submission of Matters to Vote of Security Holders.

         None

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

         The information required by Item 5 of Form 10-KSB appears under the caption "Market Prices, Dividends and Related Shareholder Matters" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 1997, reference to which is hereby made and the information there is incorporated herein by reference.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         The information required by Item 6 of Form 10-KSB appears under the heading "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 1997, reference to which is hereby made and the information there is incorporated herein by reference.

Item 7.           Financial Statements

         The information required by Item 7 of From 10-KSB appears in the Company's Annual Report to Shareholders for the year ended April 30, 1997, at page 31 through 44, reference to which is hereby made and the information therein incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The information required by Item 9 of Form 10-KSB appears in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 10.          Executive Compensation

         The information required by Item 10 of Form 10-KSB appears in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation", reference to which is hereby made and the information there is incorporated herein by reference.

Item 11.          Security Ownership of certain Beneficial Owners and Management

The information required by Item 11 of Form 10-KSB appears in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Shareholders" and "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 12.          Certain Relationships and Related Transactions

The information required by Item 12 of Form 10-KSB appears in the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders under the caption "Certain Transactions", reference to which is hereby made and the information there is incorporated herein by reference. Item 13. Exhibits, Lists and Reports on Form 8-K

         (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

                  (1) Financial Statements:

         The following consolidated financial statements of the Company, included in the Annual Report to Shareholders for the year ended April 30, 1997, are incorporated herein by reference to the pages indicated:

         Consolidated Balance Sheets - April 30, 1997, and 1996 (page 31)

         Consolidated Stockholders' Equity - Years Ended April 30, 1997 and 1996 (page 32)

         Consolidated Statements of Income - Years Ended April 30, 1997 and 1996 (page 33)

         Consolidated Statements of Cash Flows - Years Ended April 30, 1997 and 1996 (page 34 )

         Notes to Consolidated Financial Statements (Pages 35)

         Independent Auditors' Report (page 29)

         (Financial Statements to Be Filed by Amendment Pursuant to Rule 126-25)

         All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is given in the financial statements including the notes thereto, and therefore, have been omitted.

         (3) EXHIBITS FILED

             (a) A list of exhibits is included in the accompanying index to exhibits

             (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended April 30, 1997.

[TURLINGTON AND COMPANY, L.L.P. LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT

To the Stockholders
Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of Wellington Hall, Limited and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Muebles Wellington Hall, S.A., a wholly-owned subsidiary, which statements reflect total assets of $1,591,286 and $1,693,959, respectively, as of April 30, 1997 and 1996, and total revenues of $1,995,456 and $1,273,301, respectively, for the years ended April 30, 1997 and 1996. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Muebles Wellington Hall, S.A., is based solely on the report of the ther auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellington Hall, Limited and Subsidiaries as of April 30, 1997 and 1996, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Wellington Hall, Limited and Subsidiaries will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of Wellington Hall, Limited and Subsidiaries to continue as a going concern at April 30, 1997. Management's plans in regard to that matter also are described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Turlington and Company, L.L.P.

July 22, 1997, Except for Note 20,
As to Which the Date is August 13, 1997

[MORALES PALEO WILLIAM Y ASOCIADOS LETTERHEAD]




                         Report of Independent Auditors


To Shareholders of
Muebles Wellington Hall, S.A. de C.V.

We have audited the accompanying balance sheets of Muebles Wellington Hall, S.A. de C.V. a wholly owned subsidiary of Wellington Hall Caribbean Corporation (an indirect subsidiary of Wellington Hall, Limited) as of April 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows expressed in Honduras Lempiras for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Honduras and the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Muebles Wellington Hall, S.A. de C.V. as of April 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States.


                                      /s/ Morales Palao William y Asociados
                                          MORALES PALAO WILLIAM
                                          Y ASOCIADOS

                                          Ernst & Young International


San Pedro Sula, Honduras, C.A.
July 15, 1997

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED



Date: August 12, 1997               By:  /s/ Hoyt M. Hackney, Jr.
                                       -----------------------------------------
                                             Hoyt M. Hackney, Jr.
                                             President, (Principal Executive
                                             Officer, Principal Accounting
                                             Officer)

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature                  Position                   Date
------------------                  --------                   ----

/s/ Hoyt M. Hackney, Jr.            President (Chief           August 12, 1997
------------------------------      Executive Officer
Hoyt M. Hackney, Jr.                and Chief Financial
                                    Officer), Treasurer


/s/ Ernst B. Kemm                   Executive Vice             August 12, 1997
------------------------------      President and Director
Ernst B. Kemm


                                    Chairman of the Board
------------------------------
Donald W.Leonard


                                    Secretary and Director
------------------------------
William W. Woodruff


/s/ Arthur F. Bingham               Senior Executive Vice       August 12, 1997
------------------------------      President and Director
Arthur F. Bingham

                                  EXHIBIT INDEX
                                       TO
                          ANNUAL REPORT ON FORM 10-KSB
                                       OF
                            WELLINGTON HALL, LIMITED
                                       FOR
                            YEAR ENDED APRIL 30, 1997

Exhibit No.       Description

    3.1           Amended and Restated Charter of Wellington Hall Limited.*

    3.2           Bylaws of Wellington Hall, Limited, as amended.*

   10.1           Wellington Hall Executive Stock Plan.**

   10.2 Employment Agreement and Executive Deferred Compensation Agreement between the Company and Hoyt M. Hackney Jr., effective January 1, 1987 and May 8, 1987, respectively.*

   10.3 Note - Security Agreement, dated April 23, 1986, between the Company and Lexington State Bank is incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987.

   10.4 Loan Agreement, dated April 15, 1987, between the Company and Lexington State Bank is incorporated herein by reference to
                  Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987.

   10.5 Note - Security and Note Modification Agreements, dated April 26, 1988, between the Company and Lexington State Bank is incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for fiscal year ended April 30, 1988.

   10.6 Loan Agreement between Wellington Hall Caribbean Corporation and the Overseas Private Investment Corporation, dated December 22, 1989, as amended on September 1, 1990. ***

   10.7 Subordination Agreement, dated September 1, 1994, between Wellington Hall, Limited, Wellington Hall Caribbean Corporation, Muebles Wellington Hall, S.A. and the Overseas Private Investment Corporation.***

   10.9 Amendment to Loan Agreement, dated February 1, 1991m, between the company and Lexington State Bank is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1991.

   10.10 Loan Agreement, dated August 20, 1991, between Muebles Wellington Hall, S.A. and Banco de Honduras, S.A. is incorporated herein by reference to Exhibit A to the Company's Form 10-Q for the quarter ended July 31, 1991.

   10.11 Amendment to Loan Agreement, dated April 10, 1992 between the Company and Lexington State Bank.****

   10.12 Promissory note, dated January 23, 1992 between the Company and Hoyt M. Hackney, Jr.****

   10.13 Amendment to Executive Deferred Compensation Agreement, dated January 23, 1992, between the Company and Hoyt M. Hackney Jr.****

   10.14 Loan Agreement, dated June 28, 1993, between the Company and Lexington State Bank.*****

   10.15 Lease Agreement dated November 1, 1993 by and between North Hamilton Corporation and the Company, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994.

   10.16 Amendment to the Loan Agreement, dated September 1, 1994 between Wellington Hall Caribbean Corporation and the Overseas Private Investment Corporation.******

   10.17 Employment and Stock Purchase Agreement dated September 1, 1996 between the Company and Arthur F. Bingham, filed as Exhibit (a) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1996.

   10.18 Amended Loan Agreement dated March 10, 1997 with the Overseas Private Investment Corporation, filed as Exhibit (a) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997.

   10.19 Promissory Note dated January 16, 1997 between the Company and Lexington State Bank filed as exhibit 10 (q) to the Registration Statement filed February 20, 1997.

   10.20 Employment Agreement dated December 1, 1997 between the Company and Ralph L. Eskelsen filed as exhibit 10 (t) to the Registration Statement filed February 20, 1997.

   10.21 Addenda to Employment and Stock Purchase Agreement dated September 1, 1996 between the Company and Arthur F. Bingham dated February 10, 1997 filed as exhibit 10 (u) to the Registration Statement filed February 20, 1997.

   10.22 1997 Stock Option and Restricted Stock Plan filed as exhibit 10(v) to the Registration Statement filed February 20, 1997.

   10.23 Nonqualified Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (w) to the Registration Statement filed February 20, 1997.

   10.24 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10
                  (x) to the Registration Statement filed February 20, 1997.

   10.25 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Ralph L. Eskelsen filed as exhibit 10(y) to the Registration Statement filed February 20, 1997.

      11          Earnings Per Share Computation.

      13 Annual Report to Shareholders of Wellington Hall, Limited for the year ended April 30, 1996, portions of which are incorporated by reference into this report.

      22          Subsidiaries of the Company

      27          Financial Data Schedule (For SEC Use Only)

       * Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987.

      ** Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1986.

     *** Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1990.

    **** Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1992.

   ***** Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1993.

  ****** Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1995