Form 10QSB
period 1997-07-31
WELLINGTON HALL LTD
filed 1997-09-15
CIK 105567

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 1997
                                 -------------
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition period from                   to
                                           ------------------  ----------------
Commission file number 0-3928
                       ------

                            Wellington Hall, Limited
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      North Carolina                                        56-0815012
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

      Route 1, U.S. Highway 29
         Lexington, N.C.                                     29293
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


                                 (910) 249-4931
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x    No
                                              -----     -----

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

     CLASS                  Number of Shares                     Date
     -----                  ----------------                     ----
  Common Stock                2,289,887                      July 31, 1997

Traditional Small Business Disclosure Format:

      YES  X                    No
          ---                       ---












                               Page 1 of 13 Pages

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries


PART 1. FINANCIAL INFORMATION                                        Page No.
Item 1. Financial Statements (Unaudited)


  Consolidated balance sheet - July 31, 1997                            3

  Consolidated statements of income - Three months ended                4
  July 31, 1997 and 1996


  Consolidated statements of cash flows - Three months ended            5
  July 31, 1997 and 1996

  Notes to consolidated financial statements - July 31, 1997            6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                              12

 SIGNATURES                                                            12

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                July 31,
                                   ASSETS                          1997
                                                               ----------
Current assets:
  Cash:
   Cash on hand                                               $       400
   Cash in demand deposits                                         34,583
  Accounts receivable:
   Trade                                                          905,492
   Less, allowance for doubtful accounts                          (63,843)
   Note receivable - officer                                       18,408

   Inventories                                                  4,147,505
   Prepaid expenses                                               159,496
   Deferred income taxes                                           19,713
                                                              -----------
                                                                5,221,754
                                                              -----------
  Property and equipment:
   Cost                                                         2,156,301
   Less, accumulated depreciation                              (1,306,933)
                                                              -----------
                                                                  849,368
                                                              -----------
  Other assets
    Deferred income taxes                                          98,532
    Other                                                          34,610
                                                              -----------
                                                                  133,142
                                                              -----------
                                                              $ 6,204,264
                                                              ===========
                     LIABILITIES
Current liabilities:
  Current maturities on long-term debt                        $   227,412
  Notes payable - other                                         1,921,836
  Accounts payable - trade                                        300,266
  Customer deposits                                                71,210
  Other current liabilities                                       329,442
                                                              -----------
                                                                2,850,166
Noncurrent liabilities:
  Long-term debt, less current maturities                       1,131,882
  Deferred compensation accrual                                   246,000
                                                              -----------
                                                                4,228,048
                                                              -----------

            STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares;
 no par; shares issued and outstanding
  2,289,887                                                     3,354,531

Preferred stock; authorized 5,000,000 shares; $5 par;
 no shares issued and outstanding                                     -0-


Cumulative translation adjustments                             (1,860,947)

Retained earnings                                                 482,632
                                                              -----------
                                                                1,976,216
                                                              $ 6,204,264
                                                              ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                         Three Months Ended
                                                              July 31,
                                                        1997            1996
                                                        ----            ----
Revenues:
  Sale of furniture                                 $ 1,572,819     $ 1,246,697
  Other income                                            1,367           2,140
                                                    -----------     -----------
                                                      1,574,186       1,248,837
                                                    -----------     -----------

Costs and expenses:
  Cost of goods sold                                  1,350,511         850,591
  Other operating, selling, general,
   and administrative expenses                          396,855         319,599
  Interest expense                                      116,209          91,386
                                                    -----------     -----------
                                                      1,863,575       1,261,576
                                                    -----------     -----------

      Income (loss) before income taxes                (289,389)        (12,739)
      (benefits)

Income tax benefits                                           0           2,277
                                                    -----------     -----------

      Net income (loss) for the quarter             ($  289,389)    ($   15,016)
                                                    -----------     -----------

Earnings (loss) per share of common stock:
 Primary and assuming full dilution:

    Net income (loss) for the quarter               ($      .13)    ($      .01)
                                                    -----------     -----------







                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                                 July 31,
                                                           1997           1996
                                                           ----           ----
  Cash flows from operating activities:
    Net income (loss) for the years                     ($242,563)    ($ 15,015)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used for)
     operating activities:
      Depreciation                                         26,110        28,449
      Deferred compensation                                 6,000         6,000
      Deferred income taxes                                     0             0
      Changes in assets and liabilities:
        Accounts receivable                                81,040        51,777
        Note receivable, officer                            9,985             0
        Inventories                                       210,879      (179,500)
        Prepaid expenses                                   10,857        14,192)
        Other assets                                          (24)       (2,505)
        Accounts payable, customer deposits,
         and other current liabilities                    (14,581)       (9,873)
                                                        ---------     ---------

        Net cash provided by (used for)
         operating activities                              40,876      (134,859)

  Cash flows from investing activities:
    Purchase of equipment                                  (9,115)      (20,455)
  Cash Flow From Financing Activities:
     Payments on short-term debt                          (12,250)      145,575
     Payments on long-term debt                           (42,301)      (38,646)
                                                        ---------     ---------

        Net cash provided by (used for)                   (54,552)      106,929
           financing activities                         ---------     ---------
Effect of exchange rate changes on cash                     3,702        15,875
                                                        ---------     ---------

        Net Increase (decrease) in cash                   (19,088)      (35,514)

    Cash, beginning of quarters                            54,071        54,679
                                                        ---------     ---------
    Cash, end of quarter                                $  34,983     $  19,165
                                                        ---------     ---------


    Cash paid during the quarters for:
         Income taxes                                   $       0     $       0
         Interest                                       $ 116,209     $  91,386
                                                        ---------     ---------



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 31, 1997

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or 13.08 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 13.07 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $618 and $3,426 during the quarters ended July 31, 1997 and 1996 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall (WHL) with Lexington State Bank (LSB) and the term loan of Wellington Hall Caribbean Corp. (WHCC) with the Overseas Private Investment Corporation (OPIC). As of July 31, 1997, total stockholders' equity was $1,976,246 and the outstanding principal amounts of the LSB loan and the OPIC loan were $374,266 and $960,030, respectively.

         The Lexington State Bank loan bears interest at the prime rate plus 1.5% and is payable in monthly installments of $7,000 until maturity on April 10, 2002. It is secured by substantially all of the Company's domestic assets. The net proceeds of the loan were used to refinance indebtedness used to purchase and expand the Company's Lexington, North Carolina facility.

         In July 1996, the Company began negotiating with OPIC to amend the OPIC loan agreement then in effect to provide more favorable terms. Principal payments were scheduled to double from approximately $31,000 per quarter to approximately $62,000 per quarter beginning on July 31, 1996 with a final balloon payment of $185,812 due on October 31, 1999. Under the loan agreement, WHCC was also obligated to make quarterly interest payments at the rate of 12% per annum. On March 10, 1997, WHCC and OPIC executed an amended loan agreement that, among other things, lowered the interest rate to 10% per annum as of November 1, 1996 and waived principal payments from July 31, 1996 until July 31, 1997, at which time the Company began making quarterly payments of approximately $31,000. Principal payments increase to approximately $62,000 on July 31, 1998 with a balloon payment of approximately $557,438 due on October 31, 1999. Upon execution of the amended documents, WHCC paid OPIC a rescheduling fee of 1% of the principal balance. The proceeds from the OPIC loan, together with funds generated internally by Wellington Hall, were used to acquire and improve the Honduran Facilities.

         The OPIC loan prohibits the payment of dividends and other distributions by Wellington Hall and requires that it maintain a stated amount of tangible net worth as well as certain financial ratios, including current assets to current liabilities and total indebtedness to tangible net worth. In addition, WHCC is required to maintain a stated amount of current assets in excess of current liabilities, and WHCC and MWH are required to maintain stated ratios of current assets to current liabilities and indebtedness to tangible net worth. Wellington Hall, WHCC and MWH are each in compliance with the requirements of the OPIC loan.

         Under the OPIC loan arrangement, Wellington Hall is obligated to supply any necessary funds to WHCC to meet WHCC's obligations thereunder, and MWH has also guaranteed the obligations of WHCC. The OPIC loan is secured by substantially all of the tangible assets of the Honduran Facilities.

         The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has three lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,200,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of July 31, 1997, the Company had $1,130,000 in borrowings under this line of credit, leaving $70,000 available for future borrowings. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.

         Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at July 31, 1997 was $100,000.

         On January 16, 1997, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. Outstanding borrowings under this facility bear interest at the rate of prime plus 1 1/2%, payable monthly, and the outstanding balance as of July 31, 1997 was $250,000.

         The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.

         MWH has lines of credit with two Honduran banks in an aggregate amount of about $590,000. As of July 31, 1997, an aggregate of $441,836 had been borrowed under these lines, leaving approximately $148,000 for future borrowings. Borrowings bear interest at rates ranging from 28% to 35% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

         The Company's other primary source of liquidity is net cash provided by operating activities which was $40,867 and ($134,859) in the fiscal first quarter of 1998 and 1997, respectively. The funds provided during the quarter was primarily as a result of decreases in account receivable and inventories.

         As of July 31, 1997, accounts receivable had decreased by approximately $81,000 since the beginning of the fiscal year, mostly as a result lower sales late in the quarter because of vacation close down at domestic operations and slow sales activity in general. The receivables represented a turnover rate of about fifty-three days, a decrease of about two days when compared to the turnover rate reported at April 30, 1997.

         Accounts payable were reduced by approximately $72,000 reflecting mostly the curtailment of domestic production reducing the requirements for raw materials. The Company has generally paid its vendors and material suppliers within their terms.

         Consolidated inventories decreased by about $211,000 during the fiscal quarter ended July 31, 1997 primarily a result of a decrease of about $220,000 to the inventory of domestically produced goods in response to reduced levels of incoming orders, excessive inventories relative to sales, and to generate operating funds. The Company domestic inventories of foreign produced products and inventories at the Honduran facility were unchanged at the end of the quarter as compared to those reported at April 30, 1997.

         Property and equipment is reported to have increased by about $6,000 during the fiscal quarter, however, expenditures were approximately $9,000 with the difference attributable to the devaluation of the Honduran currency relative to the prior fiscal year end of approximately 5%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

         There are no significant capital expenditures planned for the balance of fiscal year 1998 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the fiscal quarter ended July 31, 1997 was approximately $9,000 used primarily to upgrading the Company's domestic operations water supply piping and to completing the retubing of its boiler at the Honduran facilities used to dry wood.

         The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 13.08 lempira to the dollar at July 31, 1997. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.86 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

         As of September 1, 1996, the Company executed an Employment and Stock Purchase Agreement with Arthur F. Bingham (the "Agreement"). On October 10, 1996 Mr. Bingham loaned the Company $285,694 at terms included in an addendum to the Agreement. On February 12, 1997 and, during the Company's last fiscal quarter, Mr. Bingham purchased 600,000 shares of common stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. Mr. Bingham has also been granted options to purchase 600,000 additional shares at option prices ranging from $.50 to $1.30 per share, 450,000 of which are subject to certain performance conditions.

         In 1989, the Company acquired the Honduran Facilities and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one-half the funds anticipated. The result of not raising all the funds has been that the Company has had to incur more debt and restrict capital expenditures that were both in its original plans at the time of the acquisition and that have developed since the acquisition. Because of this debt, sales needed to grow rapidly from the time of the acquisition to a level at which operating incomes would be adequate to service the debt and to fund capital needs if the Company was to grow. Maintaining an adequate level of sales since the acquisition has been possible only for limited periods of time, mostly as a result of a sluggish furniture economy that has existed over much of that time, a period that includes two recessions. The sluggish furniture economy has also reduced the industry's distribution base, especially the base of mid to small retailers more committed to using smaller manufacturers, such as the Company, as a resource. Furthermore, management believes that the consumer taste in home furnishings has swung away from the more formal designs and executions that the Company has marketed to more informal designs.

         Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position remains tight as was the case during all of fiscal years 1996 and 1997, having experienced excessive wood deliveries early in the fiscal year 1996 and then a slow furniture economy and lower sales during the balance of the both fiscal years while the Company continued to service its high level of indebtedness. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997.

         Management recognized early in fiscal year 1997, that if sales, then in decline, were to be restored to a level necessary to achieving adequate profits it would first be necessary to manage the Company's limited finances in a manner that would maintain sufficient funds to support continued operations until its marketing efforts produced increased sales volume. In addition management believed it essential that the Company's financial condition be strengthened by providing funds both to finance a recovery and to addressing the debt-equity problem in general. A strategy was formulated that addressed securing the necessary funding and improving the debt-equity problem. The plan consists primarily of (i) the private placement of stock to Mr. Bingham, (ii) the Company's debt restructuring, both as discussed hereinabove, (iii) the offering of stock to the shareholders of Company and to the public, as discussed hereinbelow, (iv) the grant of options to certain key employees, discussed in the Notes to the Consolidated Financial Statements, and (v) reducing inventories to finance continued operations, as discussed hereinbelow .

         On February 21, 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares are to be offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement becomes effective, who will have the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date may also subscribe within that thirty day period for additional shares, and any available shares will be sold to shareholders who have subscribed therefor on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders may be sold to persons who are not directors, officers or shareholders of Wellington Hall.

         The aforementioned stock offering has been delayed and the registration statement filed with respect thereto is not expected to become effective, if at all, until some future date.

         The foregoing plan removed some of the pressure on the Company's working capital, made funds available to support marketing requirements and slowed the negative effect of servicing the debt for the near term. The balance of the plan would be aimed at reducing debt and the corresponding costs thereof. The Company's liquidity is discussed further in the last paragraph under Results of Operation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THE THREE
MONTHS  ENDED JULY 31, 1996


         Consolidated revenues for the first fiscal quarter ended July 31, 1997 were up approximately $326,000 or 26% as compared to those reported the previous year. This increase was due entirely to an increase in sales volume, as prices remained constant for much of the period or were only slightly increased. Such increase in sales volume was almost entirely the result of the Company's efforts to increasing it's OEM sales, i.e. products sold to other manufacturer and produced in the Honduras facility. The sales of the Company's product produced at the Honduran facility and products produced domestically and normally distributed through retailers were essentially the same as reported last year. The sales of domestic products remained well below the estimated level necessary for the operation to avoid a loss. Such low sales volume was largely the result of the current recession within the furniture segment of the national economy, a shrinking distribution base and possibly a permanent resistance by the consumer to purchasing the higher quality and higher priced furniture of the type that historically been the Company's principal product line. The Company has adopted various business strategies designed to counteract the loss of revenues that these trends may cause in the future. It is uncertain whether these trends will continue and, if the Company's strategies do not successfully counteract these trends, they could have a material adverse effect on the Company's results of operations and financial condition.

         Sales for domestically produced products were about $946,942 up approximately $75,000 or about eight percent (8%) for the fiscal quarter over last year but well below $1,200,000 per quarter estimated to be required for the domestic operation to avoid a loss. All of the increase in the domestic sales was the result of selling discounted inventory which further contributed to domestic losses. Sales of foreign produced goods net of inter company, OEM, and discounted inventory sales remained about even with the results reported last year.

         The Company believes that the renewed and revised marketing effort that it put in place in early 1996 had some positive effect on the Company's level of incoming orders through the second fiscal quarter ended October 31, 1996, but the rate of incoming orders since that time has generally declined. However, the amount of orders received for the month of April, mostly as a result of orders received at the April International Furniture Market held in High Point N.C., amounted to about $880,000, an amount which may be able to support future sales Though these results were encouraging, the furniture segment of the national economy continues to be poor and with the exception of April, the Company continues to be affected particularly on the sales of its established products to the retail trade.

         To increase revenues and operations at the Honduran Facilities, considerable effort, begun early in fiscal 1997, continue to be directed at selling other manufactures and wood consumers their products and production requirements; OEM sales. These sales increased by about $200,000 or 477% in the first quarter of fiscal year 1998, and accounted for practically all the growth in foreign produced goods, and for 16% of total consolidated sales up from 3.5% last year.

         Means of reversing the downward trend regarding sales of domestically produced products and returning those operations back to profitability have been elusive, and several avenues pursued over time have shown initial promise only to stall and have little lasting material effect. However, on or about April 7, 1997, the Company enter into an agreement in principle to acquire the assets of The Woodward Company which had developed and was attempting to market a thirty-eight piece collection of country French and English designs, which collection management believes to be compatible with the Company's marketing niche and ideally suited for production in its domestic facility. The Woodward Company was not established in the furniture trade, had no name identity and had no production facilities, all of which is believed to have contributed to its limited success in selling the collection.

         The Company believes that the designs and execution of the foregoing collection are more suited to today's more casual consumer taste that has negatively affected the sales of the Company's regular line of more formal designs. At July 31, 1997, the Company had established a backlog of orders for this product of about $230,000 and expects to begin shipments during its second fiscal quarter of 1998, ending on October 31, 1997. Though orders to date might be judged to represent only moderate success, management attributes this to the disadvantageous timing of its involvement which occurred immediately before the April International Furniture Market and did not allow time for a premarket effort or notification to the trade of its presence. The lack of exposure at that market has meant that sales could only be solicited by the Company's independent sales representatives from photography and catalogs which only became available in late May. Many of the orders received for this product have been from outlets not presently supporting the Company's products, and, therefore, the addition of this line is contributing to the expansion of the Company's distribution base. Management believes that the results realized at the next market to be held in October will define the magnitude and significance of the Woodward Collection to restoring domestic operations to profitable level.

         On June 10, 1997 the Company and The Woodward Company formally agreed to the aforementioned acquisition. On such date, the Company acquired about $20,000 of inventory for which The Woodward Company will receive compensation thirty days after the Company has shipped and invoiced the products. Otherwise, the Company's only cash outlay has been about $6,000 for printed sales aids. The former president of The Woodward Company, responsible for the designs and development of these products, will receive a 5% royalty on the sales of the items making up the collection at the time of the Company's acquisition.

         The Company's firm backlog of orders on July 31, 1997 was $2,025,972, virtually even with the backlog of $2,047,369 on April 30, 1997 and the $2,033,000 reported at July 31, 1996. The July 31, 1997 backlog included $1,208,224 of domestically - manufactured products, as opposed to $$1,289,542 included in the April 30, 1997 backlog and $1,471,235 included in the July 31, 1996 backlog , which decrease reflects the slow down in the home furnishing segment of the general United States economy. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $817,745 on July 31, 1997 versus $757,827 on April 30, 1996 and $561.950 on July 31, 1996. The
increase primarily reflects more recent success in securing orders from other manufacturers for their products (OEM sales).

         Cost of sales increased approximately $500,000 or 59% for the fiscal quarter as compared with last year, reflecting primarily the reduced level of domestic production. Cost of sales are further discussed below.

         Selling, general and administrative expenses increased about $72,200 or 24 % for the first fiscal quarter mostly as a result of the addition of Arthur Bingham as Senior Executive Vice President of Sales and Marketing and marketing costs in general. The Company expects to continue to support an expanded marketing effort.

         Interest expenses of $116,209 for the fiscal quarter represent an increase of about $25,000 over that paid during the previous year first quarter as a result of added borrowing during the previous fiscal year. However, long-term debt declined during the quarter by about $42,000 and short term borrowing decreased by approximately $14,000.

         For the fiscal quarter ended July 31, 1997, operating income
(earnings before interest and taxes) was ($173,180), (7.6) cents per share, compared to $78,647, 3.4 cents per share for quarter ended July 31, 1996. The net loss was ($289,389) or ($.13) per share, compared to a net loss of ($15,016) or ($.007) per share for the prior year's first quarter. Domestic operations losses of approximately $246,000 for the first fiscal quarter ended July 31, 1997 were largely offset by reductions to domestic inventories of $221,000 and non cash expenses of about $23,500.

         The loss is a result generally of slow sales, excessive inventories exaggerated by the slow sales, and the Company's limited operating capital. Because of the slow sales and to avoid increasing inventories, it was necessary, during most of the quarter, to reduce production volumes, primarily assembled production, in the Company's domestic operation to levels below that required to manage labor and overhead cost. In addition, the Company sold off inventories at discounts prices to generate cash to cover the operating loss and to finance continued operations.

         To establish an outlet for the Company to "sell-off" distressed, overstocked, slow selling, discontinued and other merchandise to reduce its inventories and to generate cash, space was essentially rented in February of 1996 in The Furniture Clearance Center (FCC) located in Hickory N.C. The FCC is a warehouse operation shared by a number of furniture manufacturers and open to the public. Each manufacturer has an assigned area in which consigned goods are displayed and sold. The Company does not have a contractual agreement and can discontinue the relationship by giving reasonable notice and removing its products. The Company's expenses with respect to this relationship are determined basically by a commission on sales and the resulting sum is withheld from the sales revenues. During the fiscal quarter ended July 31, 1997, the Company sold, before discounts and costs, about $70,000 of domestic goods and $28,000 of it's foreign products. The discounts generally were about 20% and the cost were $14,000 and $6,300 respectively. In addition, the Company held a one day factory close out sale and sold, before discounts and cost, about $64,000 of domestic goods and $47,000 of it's foreign products.

         For the fiscal quarter, net domestic revenues were reduced by about $65,000, up about $40,000 over the previous year's first quarter, as a result of promotional and other discounts to its regular wholesale prices. Domestic operations lost about $246,000 during the fiscal quarter which was $231,000 greater the prior year. The increase in discounted prices accounted for 16.3% of the increased loss while the balance is attributable to a estimated loss on the factory close out sale of $44,000 (17.9 %), a $77,200 increase in marketing expense (31.4%), and the balance is estimated to be mostly attributable to lower sales volume (34.4%).

         For the fiscal quarter net revenues for the Company's foreign produced products were reduced by about $5,000, down about $2,000 from the previous year's first quarter, as a result of promotional and other discounts to its regular wholesale prices. Foreign operations realized a profit of about $42,000 for the quarter but when the results were combined with WHCC, an approximate loss $43,000 is reported. That loss of about $43,000 during the fiscal quarter was $84,000 greater the prior year first quarter. The loss was mostly due to increased freight cost and product mix.

         If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and must achieve profitable operations for the second quarter ended October 31, 1997 and for the remainder of the fiscal year. Management believes there are a number of contingencies if the improved results are to be realized most notable is the amount of orders received for the balance of the quarter and at the October International Furniture market. The rate of incoming orders during the first three weeks of August were poor but then improved significantly thereafter and through the early part of September. It is essential that new orders continue to be received at a profitable rate for the balance of the quarter if additional losses are to be avoided.

                                     PART II

Other Information


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits Filed:

                   3.1 Amended and Restated Charter of Wellington Hall Limited Incorporated by reference

                   3.2 Bylaws of Wellington Hall, Limited, as amended Incorporated by reference

                  10.26 Amendments to the 1997 Stock Option and Restricted Stock Plan Dated September 1, 1997

                  27     Financial Data Schedule (For SEC Use Only)


         (b)      Reports on From 8-K filed during the quarter ended
                  July 31, 1997:        None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WELLINGTON HALL, LIMITED
                                                  (Registrant)

Date: September 12, 1997
                                         By: /s/ Hoyt M. Hackney, Jr.
                                            -------------------------
                                            Hoyt M. Hackney, Jr.,
                                            President and
                                            Chief Executive Officer
                                            Chief Financial Officer