Form 10QSB
period 1997-10-31
WELLINGTON HALL LTD
filed 1997-12-15
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended October 31, 1997
                                      ----------------

( )  Transition  Report  Pursuant  to Section  13  or  15(d) of  the  Securities
     Exchange Act of 1934 For the Transition period from            to
                                                         ----------    ---------
Commission file number 0- 3928
                       -------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                       Number of Shares                     Date
    -----                       ----------------                     ----
 Common Stock                       2,289,887                  October 31, 1997

Traditional Small Business Disclosure Format:

YES [X]   No [ ]

                               Page 1 of 11 Pages

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries

Part 1. Financial Information                                           Page No.

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheet - October 31, 1997                3

     Condensed consolidated statements of income - Six months ended         4
     October 31, 1997 and 1996

     Condensed consolidated statements of cash flows- Six months ended      5
     October 31, 1997 and 1996

     Notes to condensed consolidated financial statements
     - October 31, 1997                                                     6

Item 2. Management's Discussion and Analysis of

     Financial Condition and Results of Operations                          8

Part II. Other Information


Item 6. Exhibits and Reports on Form 8-K                                   11

     Signatures                                                            11

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)
                                   -----------

                                                  Quarter Ended      Year Ended
                                                    October 31,       April 30,
                                                       1977             1996
                                                       ----             ----
          ASSETS
Current assets:
  Cash:
       Cash on hand                                     $ 400             $ 400
       Cash in demand deposits                         25,887            53,715
Accounts receivable:
       Trade                                          779,949           986,954
       Less, allowance for doubtful accounts          (63,843)          (63,843)
  Note receivable - officer                            14,561            28,393
  Inventories                                       4,478,148         4,363,027
  Prepaid expenses                                    187,467           170,434
  Deferred income taxes                                19,713            19,713
                                                  -----------       -----------
                                                    5,442,282         5,558,793
                                                  -----------       -----------
Property and equipment:
  Cost                                              2,160,461         2,150,193
  Less, accumulated depreciation                   (1,328,872)       (1,281,690)
                                                  -----------       -----------
                                                      831,589           868,503
                                                  -----------       -----------
Other assets:
  Deferred income taxes                                98,532            98,532
  Other                                                34,246            34,735
                                                  -----------       -----------
                                                      132,778           133,267
                                                  -----------       -----------
                                                  $ 6,406,649       $ 6,560,563
                                                  -----------       -----------
          LIABILITIES
Current liabilities:
  Current maturities on long-term debt              $ 258,381         $ 196,443
  Notes payable - other                             1,926,989         1,935,972
  Accounts payable - trade                            383,894           372,139
  Customer deposits                                    83,579            45,757
  Other current liabilities                           462,385           298,014
                                                  -----------       -----------
                                                    3,115,228         2,848,325
Noncurrent liabilities:
  Long-term debt, less current maturities           1,058,284         1,205,294
  Deferred compensation accrual                       252,000           240,000
                                                  -----------       -----------
                                                    4,425,512         4,293,619
                                                  -----------       -----------
          STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000
 shares; no par; shares issued and
 outstanding  1997 - 2,289,887 and
 1996 - 1,689,887                                   3,354,531         3,354,531

Preferred stock; authorized 5,000,000
 shares; $5 par;  no shares issued and
 outstanding for 1997 and 1996                              0                 0

Cumulative translation adjustments                 (1,861,762)       (1,856,648)

Retained earnings                                     488,368           769,061
                                                  -----------       -----------
                                                    1,981,137         2,266,944
                                                  -----------       -----------
                                                  $ 6,406,649       $ 6,560,563
                                                  ===========       ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)
                                   -----------

                                          Three Months Ended          Six Months Ended
                                              October 31,                October 31,
                                           1997         1996          1997         1996
                                           ----         ----          ----         ----
Revenue:
 Sale of furniture                     $1,467,983  $ 1,586,709   $ 3,040,802   $2,833,407
 Other income                                 253       14,182         1,620       16,321
                                       ----------  -----------   -----------   ----------
                                        1,468,236    1,600,891     3,042,422    2,849,728

Cost and expenses:
 Cost of goods sold                     1,004,333    1,066,480     2,320,610    1,917,071
 Other operating, selling, general
  and administrative expenses             341,169      382,980       772,257      702,578
 Interest expense                         113,775      101,834       229,985      193,220
                                       ----------  -----------   -----------   ----------
                                        1,459,277    1,551,294     3,322,852    2,812,869
                                       ----------  -----------   -----------   ----------

      Income (loss) before
       income taxes (benefits)              8,959       49,597      (280,430)      36,589

Income tax benefits                         3,176       (1,881)        3,176          396
                                       ----------  -----------   -----------   ----------

      Net income (loss)
       for the years                   $    5,783  $    51,478   $ ( 283,606)  $   36,463
                                       ==========  ===========   ===========   ==========

Earnings (loss) per share of common
 stock:
  Primary and assuming full dilution:

 Net income (loss) for the years            $ -0-  $       .02   $      (.12)  $      .02
                                       ==========  ===========   ===========   ==========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                            Six Months Ended
                                                               October 31,

                                                           1997          1996
                                                           ----          ----
Cash flows from operating activities:
 Net income (loss) for the years                        $(283,606)    $  36,426
 Adjustments to reconcile net income (loss)
  to net cash provided by (used for)
  operating activities:
  Depreciation                                             48,263        48,531
  Gain on sale of equipment
  Deferred compensation                                    12,000        12,000
  Deferred income taxes                                       -0-           -0-
  Changes in assets and liabilities:
   Accounts receivable                                    206,504      (132,396)
   Note receivable, officer                                13,832           -0-
   Inventories                                           (120,306)     (284,396)
   Prepaid expenses                                       (17,149)      (27,904)
   Other assets                                               310        (3,014)
   Accounts payable, customer deposits,
    and other current liabilities                         214,530        44,843
                                                        ---------     ---------

    Net cash provided by (used for)
     operating activities                                  74,378      (305,910)
                                                        ---------     ---------
Cash flows from investing activities:
 Purchase of equipment                                    (15,620)      (33,158)
                                                        ---------     ---------
   Net cash used for investing activities                 (15,620)      (33,158)
                                                        ---------     ---------

Cash flows from financing activities:
 Short-term borrowings                                     (6,713)       58,016
 Payments on long-term debt                               (85,001)      237,148
 Proceeds from issuance of stock                              -0-           -0-
                                                        ---------     ---------
   Net cash provided by (used for)
    financing activities                                  (91,714)      295,164
                                                        ---------     ---------
Effect of exchange rate changes on cash                     5,128        20,093
                                                        ---------     ---------

   Net increase (decrease) in cash                        (27,828)      (23,811)

Cash, beginning of years                                   54,115        54,287
                                                        ---------     ---------
Cash, end of years                                      $  26,287     $  30,475
                                                        =========     =========
Cash paid during the years for:
 Income taxes                                               $ -0-         $ -0-
                                                        =========     =========
 Interest                                               $ 229,985     $ 193,220
                                                        =========     =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
October 31, 1997

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or 13.09 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 13.08 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $618 and $5,211 during the six month period ended October 31, 1997 and 1996 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

    The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall (WHL) with Lexington State Bank (LSB) and the term loan of Wellington Hall Caribbean Corp. (WHCC) with the Overseas Private Investment Corporation (OPIC). As of October 31, 1997, total stockholders' equity was $1,981,138 and the outstanding principal amounts of the LSB loan and the OPIC loan were $362,604 and $929,061, respectively.
    The Lexington State Bank loan bears interest at the prime rate plus 1.5% and is payable in monthly installments of $7,000 until maturity on April 10, 2002. It is secured by substantially all of the Company's domestic assets. The net proceeds of the loan were used to refinance indebtedness used to purchase and expand the Company's Lexington, North Carolina facility.
    In July 1996, the Company began negotiating with OPIC to amend the OPIC loan agreement then in effect to provide more favorable terms. Principal payments were scheduled to double from approximately $31,000 per quarter to approximately $62,000 per quarter beginning on July 31, 1996 with a final balloon payment of $185,812 due on October 31, 1999. Under the loan agreement, WHCC was also obligated to make quarterly interest payments at the rate of 12% per annum. On March 10, 1997, WHCC and OPIC executed an amended loan agreement that, among other things, lowered the interest rate to 10% per annum as of November 1, 1996 and waived principal payments from July 31, 1996 until July 31, 1997, at which time the Company began making quarterly payments of approximately $31,000. Principal payments increase to approximately $62,000 on July 31, 1998 with a balloon payment of approximately $557,438 due on October 31, 1999. Upon execution of the amended documents, WHCC paid OPIC a rescheduling fee of 1% of the principal balance. The proceeds from the OPIC loan, together with funds generated internally by Wellington Hall, were used to acquire and improve the Honduran Facilities.
    The OPIC loan prohibits the payment of dividends and other distributions by Wellington Hall and requires that it maintain a stated amount of tangible net worth as well as certain financial ratios, including current assets to current liabilities and total indebtedness to tangible net worth. In addition, WHCC is required to maintain a stated amount of current assets in excess of current liabilities, and WHCC and MWH are required to maintain stated ratios of current assets to current liabilities and indebtedness to tangible net worth. Wellington Hall, WHCC an MWH are each in compliance with the requirements of the OPIC loan.
    Under the OPIC loan arrangement, Wellington Hall is obligated to supply any necessary funds to WHCC to meet WHCC's obligations thereunder, and MWH has also guaranteed the obligations of WHCC. The OPIC loan is secured by substantially all of the tangible assets of the Honduran Facilities.
    The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has three lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,200,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of October 31, 1997, the Company had $1,167,400 in borrowings under this line of credit. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.
    Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at October 31, 1997 was $43,600.
    On January 16, 1997, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. Outstanding borrowings under this facility will bear interest at the rate of prime plus 1 1/2%, payable monthly, and the outstanding balance as of October 31, 1997 was $224,000.
    The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.
    On October 31, 1997, the company had and aggregate balance of $115,000 available from LSB for future borrowing.

MWH has lines of credit with two Honduran banks in an aggregate amount of about $590,000. As of October 31, 1997, an aggregate of $492,217 had been borrowed under these lines, leaving approximately $81,000 for future borrowings. Borrowings bear interest at rates ranging from 28% to 35% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.
    The Company's other primary source of liquidity is net cash provided by operating activities which was $74,378 and ($305,901) in the fiscal 1998 and 1997, respectively. The funds provided during the quarter was primarily as a result of decreases in account receivable. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.
    As of October 31, 1997, accounts receivable had decreased by approximately $206,500 since the beginning of the fiscal year, mostly as a result lower sales and an improved turn on the outstanding receivables. The receivables represented a turnover rate of about forty-seven days, a decrease of about eight days when compared to the turnover rate reported at April 30, 1997.
    Accounts payable were reduced by approximately $36,900 reflecting mostly the curtailment of domestic production reducing the requirements for raw materials. The Company has generally paid its vendors and material suppliers within their terms.
    Consolidated inventories increased by about $115,000 by the end of the fiscal quarter ended October 31, 1997 primarily a result of an increased level of raw materials inventories at the Honduras facility to support efforts to increase production in response to the higher backlog of orders for the foreign produced products.
    Property and equipment is reported to have increased by about $10,000 during the two fiscal quarters, however, expenditures were approximately $15,600 with the difference attributable to the devaluation of the Honduran currency relative to the prior fiscal year end of approximately 1%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.
    There are no significant capital expenditures planned for the balance of fiscal year 1998 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements during six month period ended October 31, 1997 was approximately $15,600 used primarily to upgrading the Company's domestic operations water supply piping and to completing the retubing of its boiler at the Honduran facilities used to dry wood.
    The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 13.09 lempira to the dollar at October 31, 1997. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.86 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.
    As of September 1, 1996, the Company executed an Employment and Stock Purchase Agreement with Arthur F. Bingham (the "Agreement"). On October 10, 1996 Mr. Bingham loaned the Company $285,694 at terms included in an addendum to the Agreement. On February 12, 1997 and, during the Company's last fiscal quarter, Mr. Bingham purchased 600,000 shares of common stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. Mr. Bingham has also been granted options to purchase 600,000 additional shares at option prices ranging from $.50 to $1.30 per share, 450,000 of which are subject to certain performance conditions.
    In 1989, the Company acquired the Honduran Facilities and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one-half the funds anticipated. The result of not raising all the funds has been that the Company has had to incur more debt and restrict capital expenditures that were both in its original plans at the time of the acquisition and that have developed since the acquisition. Because of this debt, sales needed to grow rapidly from the time of the acquisition to a level at which operating incomes would be adequate to service the debt and to fund capital needs if the Company was to grow. Maintaining an adequate level of sales since the acquisition has been possible only for limited periods of time, mostly as a result of a sluggish furniture economy that has existed over much of that time, a period that includes two recessions. The sluggish furniture economy has also reduced the industry's distribution base, especially the base of mid to small retailers more committed to using smaller manufacturers, such as the Company, as a resource. Furthermore, management believes that the consumer taste in home furnishings has swung away from the more formal designs and executions that the Company has marketed to more informal designs.

Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position remains tight as was the case during all of fiscal years 1996, 1997, and the first half of 1998, having experienced excessive wood deliveries early in the fiscal year 1996 and then a slow furniture economy and lower sales during the balance of the both fiscal years while the Company continued to service its high level of indebtedness. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997.
    Management recognized early in fiscal year 1997, that if sales, then in decline, were to be restored to a level necessary to achieving adequate profits it would first be necessary to manage the Company's limited finances in a manner that would maintain sufficient funds to support continued operations until its marketing efforts produced increased sales volume. In addition management believed it essential that the Company's financial condition be strengthened by providing funds both to finance a recovery and to addressing the debt-equity problem in general. A strategy was formulated that addressed securing the necessary funding and improving the debt-equity problem. The plan consists primarily of (i) the private placement of stock to Mr. Bingham, (ii) the Company's debt restructuring, both as discussed herein above, (iii) the offering of stock to the shareholders of Company and to the public, as discussed herein below, (iv) the grant of options to certain key employees, discussed in the Notes to the Consolidated Financial Statements, and (v) reducing inventories to finance continued operations, as discussed herein below .
    On February 21,1997, the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares will be offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement becomes effective, who will have the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date may also subscribe within that thirty day period for additional shares, and any available shares will be sold to shareholders who have subscribed therefor on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders may be sold to persons who are not directors, officers or shareholders of Wellington Hall.
    The aforementioned stock offering has been delayed and the registration statement filed with respect thereto is not expected to become effective, if at all, until some future date.
    The foregoing plan removed some of the pressure on the Company's working capital, made funds available to support marketing requirements and slowed the negative effect of servicing the debt for the near term. The balance of the plan would be aimed at reducing debt and the corresponding costs thereof.

 RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1997 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1996

    Consolidated revenues for the second quarter were down about $133,000 or 8% but increased approximately $192,000 or 7% for the first half of the fiscal year when compared with the result reported last year. The decline was a result of reduced sales for both domestically produced goods and foreign produced goods normally sold to retail customers. The increase was entirely the result of OEM sales, (products sold to other manufacturers), produced in the Honduran facility. These results were not effected by changes in the Company's prices though prices on those product distributed through retailers were increase between four and five percent in October.
    Sales of domestically produced goods for the quarter were about $1,049,000, down $68,000 or 6% from the $1,117,000 reported last year while sales for the six month period were $2,033,000 about even with the $2,026,000 recorded last year. Sales of foreign produced goods, net of inter company sales, for the quarter were approximately $568,000 down $107,000 from the previous year's second quarter and were $1,326,000 for the twenty-six weeks and increase of $245,000 over the prior year. The consolidated sales included $211,000 and $418,000, for the quarter and half year respectively, of highly discounted sales of inventories deemed to be slow moving, of unacceptable quality or discontinue product. Without these highly discounted sales, revenues would have been significantly less.
    The sales of domestic products during the quarter and half year were at a level consistent with the level of sales reported over the last two years and remains well below the Company's production capacity and an estimated level of sales necessary for the operation to be profitable. The Company experience a significant drop in the rate of incoming orders for these products last in 1994 and has experience a continuing downward trend since that time. Several fundamental factors probably contribute to the cause of this trend including the somewhat distress level of the furniture economy during the period relative to the strong nation economy, a shrinking distribution base as more and more retailer have gone out of business, changing consumer taste away from more formal designs such as the Company's products, and imports which have possibly undercut the value of domestically produced goods.
    Means of reversing the downward trend regarding sales of domestically produced products and returning those operations back to profitability have been elusive, and several avenues pursued over time have shown initial promise only to stall and have little lasting material effect. It is uncertain whether these trends will continue but, if the Company's strategies do not successfully counteract these trends, they could continue to have a material adverse effect on the Company's results of operations and financial condition.
    The decline in domestic sales has also negatively effected the Companys foreign operations. The domestic operation was consuming a significant portion of the foreign output as dimension stock, carved and/or turned components and unfinished assemblies into domestic production. The decline has effectively cost the foreign operation its best and largest customer. To counteract this loss and to increase revenues and operations at the Honduran facility, considerable effort continues to be directed at selling other manufactures and wood consumers their products and production requirements; OEM sales. These sales during the quarter ended October 31, 1997 were about $85,000 and virtually the same as last year. For the half year the sales were approximately $338,000 an increase of about $205,000 or 154% and accounted for practically all the growth in foreign produced goods and consolidated revenues and accounted for 11% of total consolidated sales up from 5.0% last year.
    The Company's firm backlog of orders on October 31, 1997 was $2,115,333, up about 3% and 6% respectively when compared with the backlog of $2,047,369 on April 30, 1997 and the $1,996,702 reported at October 31, 1996. The current backlog included $1,191,795 of domestically - manufactured products, as opposed to $1,289,542 included in the April 30, 1997 backlog and $1,498,110 included in the October 31, 1996 backlog , which decrease reflects the continuing downward trend in the Company's ability to successfully market its domestic products. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $923,538 on October 31, 1997 versus $757,827 on April 30, 1997 and $498,592 on
October 31, 1996. The increase primarily reflects more recent success in securing orders from other manufacturers for their products (OEM sales) and improved orders for the Company foreign produced line normally sold through retailers.
    Cost of sales decreased approximately $62,000 to about $1,004,000 for the second quarter ended October 31, 1997 and were 68% of sales. However, these cost for the half year increased approximately $400,000 or 21% as compared with last year, reflecting primarily the reduced level of domestic production especially during the first quarter ended July 31, 1997 and the sales of highly discounted goods.
    Selling, general and administrative expenses decreased about $41,000 or 11 % for the second fiscal quarter but increased about $70,000 during the first half year mostly as a result of the addition a Sales and Marketing manager and other general marketing costs. The Company expects to continue to support an expanded marketing effort.
    Interest expenses of $113,775 for the fiscal quarter represent an increase of about $12,000 over that paid during the previous year second quarter. For the six month period were $229,0985 up about $37,000 over the same period the prior year. As a result of added borrowing during the previous fiscal year and after last years second quarter. The additional borrowing covered operating losses and increased wood purchases at the Honduras facility to raise production in response to the improved level of orders and the higher backlog. Long-term debt declined during the six month period by by about $88,000 and short term borrowing decreased by approximately $14,000 since the beginning of the current fiscal year.
    For the the fiscal quarter ended October 31, 1997, operating income (earnings before interest and taxes) was $122,734, 5.0 cents per share, compared to $151,449, 7.0 cents per share for quarter ended October 31, 1996. For the six month period ended October 31 1997 the operating income was a loss of ($50,446), ($.02) per share versus the previous years gain of $230,079 or $.10 per share. Net income for the second quarter was $5,783, virtually breaking even, while for the six month period there is a net loss of ($283,606) or ($.12) per share, compared to a net gain of $36,463 or $.02 per share for the prior year's two quarters.
    The essentially break even performance in the second quarter and the loss reported for the first half year are a result generally of slow sales and the Company's limited operating capital. Because of the slow sales and to avoid increasing inventories, it was necessary, during part of the first two quarters, to reduce production volumes, primarily assembled production, in the Company's domestic operation to levels below that required to manage labor and overhead cost. In addition, the Company sold off inventories at discounted prices to generate cash to cover the operating loss and to finance continued operations.
    Sales of foreign produced products for the upcoming quarter are expected to improve as production at the Honduras facility rises allowing the backlog of orders at October 31, 1997 for these products to be shipped. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received for those products as the quarter progresses.

                                     PART II

Other Information


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed:

          Exhibit No.                Description


          3.1 Amended and Restated Charter of Wellington Hall Limited. Incorporated by reference

          3.2     Bylaws of Wellington Hall, Limited, as amended.
                  Incorporated by reference

     (b)  Reports on From 8-K filed during the quarter ended
          October 31, 1997: None


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       WELLINGTON HALL, LIMITED
                                             (Registrant)

Date: December 15, 1997                By: /s/ Hoyt M. Hackney, Jr.
                                           -----------------------------------
                                           Hoyt M. Hackney, Jr., President and
                                           Chief Executive Officer
                                           Chief Financial Officer