Form 10QSB
period 1998-01-31
WELLINGTON HALL LTD
filed 1998-03-17
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended January 31, 1998
                                 ----------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from               to
                               -------------    --------------

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


Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

      CLASS                     Number of Shares                 Date
      -----                     ----------------                 ----
   Common Stock                    2,289,887               January 31, 1998

Traditional Small Business Disclosure Format:

            YES [X]    No [ ]


                               Page 1 of 12 Pages

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries


     PART 1. FINANCIAL INFORMATION                                      Page No.

     Item 1. Financial Statements (Unaudited)

       Condensed consolidated balance sheet - January 31, 1998              3

       Condensed consolidated statements of income - Nine                   4
       months ended January 31, 1998 and 1997

       Condensed consolidated statements of cash flows-                     5
       Nine months ended January 31, 1998 and 1997

       Notes to condensed consolidated financial                            6
       statements - January 31, 1998

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  7

     PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                              12

     SIGNATURES                                                            12

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)
                                   -----------


                                                  Quarter Ended    Year Ended
                                                    January 31,     April 30,
                                                       1988           1996
                                                      ------         ------
                        ASSETS
Current assets:
  Cash:
     Cash on hand                                    $       400    $       400
     Cash in demand deposits                              20,067         53,715
  Accounts receivable:
     Trade                                               747,117        986,954
     Less, allowance for doubtful accounts               (63,843)       (63,843)
  Note receivable - officer                               14,561         28,393
  Inventories                                          4,388,322      4,363,027
  Prepaid expenses                                       130,450        170,434
  Deferred income taxes                                   19,712         19,713
                                                     -----------    -----------
                                                       5,256,786      5,558,793
                                                     -----------    -----------
Property and equipment:
  Cost                                                 2,179,382      2,150,193
  Less, accumulated depreciation                      (1,351,984)    (1,281,690)
                                                     -----------    -----------
                                                         827,398        868,503
                                                     -----------    -----------
Other assets:
  Deferred income taxes                                  102,132         98,532
  Other                                                   34,137         34,735
                                                     -----------    -----------
                                                         136,269        133,267
                                                     -----------    -----------
                                                     $ 6,220,453    $ 6,560,563
                                                     -----------    -----------

                        LIABILITIES
Current liabilities:
  Current maturities on long-term debt               $   289,350    $   196,443
  Notes payable - other                                1,945,873      1,935,972
  Accounts payable - trade                               388,493        372,139
  Customer deposits                                       68,546         45,757
  Other current liabilities                              422,194        298,014
                                                     -----------    -----------
                                                       3,114,456      2,848,325
Noncurrent liabilities:
  Long-term debt, less current maturities                984,390      1,205,294
  Deferred compensation accrual                          258,000        240,000
                                                     -----------    -----------
                                                       4,356,846      4,293,619
                                                     -----------    -----------

                        STOCKHOLDERS' EQUITY

Common stock; authorized 6,000,000 shares;
 no par; shares issued and outstanding 2,289,887       3,354,531      3,354,531

Preferred stock; authorized 5,000,000 shares;
 $5 par; no shares issued and outstanding for
 1997 and 1996                                                 0              0

Cumulative translation adjustments                    (1,864,887)    (1,856,648)

Retained earnings                                        373,863        769,061
                                                     -----------    -----------
                                                       1,863,507      2,266,944
                                                     -----------    -----------
                                                     $ 6,220,353    $ 6,560,563
                                                     ===========    ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                 Three Months Ended             Six Months Ended
                                                     January 31,                   January 31,
                                                 1998           1997           1998           1997
                                             -----------    -----------    -----------    -----------
Revenue:
  Sale of furniture                          $ 1,327,101    $ 1,533,266    $ 4,367,903    $ 4,366,674
  Other income                                    14,055          7,984         15,675         24,305
                                             -----------    -----------    -----------    -----------
                                               1,341,156      1,541,250      4,383,578      4,390,979

Cost and expenses:
  Cost of furniture sold                       1,032,302      1,086,343      3,352,912      3,003,415
                                             -----------    -----------    -----------    -----------
                  Gross Profit                   308,854        454,907      1,030,666      1,387,564

  Other operating, selling, general
     and administrative expenses                 311,197        413,398      1,083,455      1,115,959
                                             -----------    -----------    -----------    -----------
   Income (Loss) from Operations                  (2,343)        41,509        (52,789)       271,605

  Other Deductions:
  Interest expense-S/T                            78,017         66,884        237,854        183,044
  Interest expense-L/T                            34,396         38,623        104,544        115,683
                                             -----------    -----------    -----------    -----------
                                                 112,413        105,507        342,398        298,727

Income (loss) before
       taxes and extraordinary items            (114,756)       (63,998)      (395,187)       (27,122)

Income taxes                                        (251)          (190)         2,925            206

         Net income (loss) for
            the years                        $  (114,505)       (63,808)   $   398,112    $   (27,328)
                                             ===========    ===========    ===========    ===========

Earnings (loss) per share of common stock:
    Primary and assuming full dilution:

       Net income (loss) for the year        $       .05    $       .03    $      (.17)   $      (.01)
                                             ===========    ===========    ===========    ===========


                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                           Nine Months Ended
                                                              January 31,
                                                          1998           1997
                                                       ---------      ---------
Cash flows from operating activities:
  Net income (loss) for the period                     $(398,184)     $ (27,328)
  Noncash Expenses (Income) Included
   in Net Income
    Depreciation                                          72,055         76,701
    Deferred income taxes                                 (3,600)             0
    Deferred compensation                                 18,000         18,000
    Changes in assets and liabilities:
      Accounts receivable                                239,056       (193,166)
      Note receivable, officer                            13,832            -0-
      Inventories                                        (33,747)      (286,002)
      Prepaid expenses                                    39,808        (13,078)
      Other assets                                           309         (3,790)
      Accounts payable, customer deposits,
       and other current liabilities                     164,275        (36,676)
                                                       ---------      ---------

      Net cash provided by (used for)
       operating activities                              111,803       (465,338)

Cash flows from investing activities:
  Purchase of property and equipment                     (44,925)       (75,458)
                                                       ---------      ---------
Cash flows from financing activities:
  Proceeds from Long-Term borrowing                     (127,820)       (58,422)
  Proceeds from Short-term borrowings                     13,564        279,996
  Proceeds from Equity Capital                                 0        285,695
                                                       ---------      ---------
      Net cash provided by (used for)
       financing activities                             (114,256)       507,269
                                                       ---------      ---------

Effect of exchange rate changes on cash                   13,816         29,679
                                                       ---------      ---------

        Net increase (decrease) in cash                  (33,562)        (3,848)

Cash, beginning of period                                 54,029         53,934
                                                       ---------      ---------
Cash, end of period                                    $  20,467      $  50,086
                                                       =========      =========
Cash paid during the years for:
  Income taxes                                         $     -0-      $     -0-
                                                       =========      =========

  Interest                                             $ 342,398      $ 298,727
                                                       =========      =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 1998

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     13.13 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 13.09 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $938 and $7,800 during the nine month period ended January 31, 1998 and 1997 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall (WHL) with Lexington State Bank (LSB) and the term loan of Wellington Hall Caribbean Corp. (WHCC) with the Overseas Private Investment Corporation (OPIC). As of January 31, 1998, total stockholders' equity was $1,863,507 and the outstanding principal amounts of the LSB loan and the OPIC loan were $350,649 and $898,092, respectively.

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

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has three lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,200,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of January 31, 1998, the Company had $1,126,600 in borrowings under this line of credit. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.

     Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at January 31, 1998 was $95,600.

     On January 16, 1997, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. Outstanding borrowings under this facility will bear interest at the rate of prime plus 1 1/2%, payable monthly, and the outstanding balance as of January 31, 1998 was $234,000. The line of credit was reviewed on January 16, 1998 and renewed until July 16, 1998.

     The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.

     On January 31, 1998, the company had an aggregate balance of $97,000 available from LSB for future borrowing.

     MWH has lines of credit with two Honduran banks in an aggregate amount of about $590,000. As of January 31, 1998, an aggregate of $493,101 had been borrowed under these lines, leaving approximately $96,000 for future borrowings. Borrowings bear interest at rates ranging from 28% to 35% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which was $111,803 and ($465,333) in the first fiscal nine months of 1998 and 1997, respectively. The funds provided during the period was primarily as a result of decreases in accounts receivable. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.

     As of January 31, 1998, accounts receivable had decreased by approximately $239,050 since the beginning of the fiscal year, mostly as a result of lower sales and an improved turn on the outstanding receivables. The receivables represented a turnover rate of about fifty-one days, a decrease of about four days when compared to the turnover rate reported at April 30, 1997. The company's normal terms of sale for payment of invoices is Net 30 days for DPG and 3% 10; Net 30 for FPG. In the case of export sales an Irrevocable Letter-Of-Credit is required.

     Accounts payable increased by approximately $18,000 reflecting mostly the curtailment of domestic production reducing the requirements for raw materials. The Company has generally paid its vendors and material suppliers within their terms.

     Consolidated inventories increased by about $25,000 by the end of the fiscal quarter ended January 31, 1998 primarily a result of an increased level of inventories at the Honduras facility to support efforts to increase production in response to the higher backlog of orders for the foreign produced products. Domestic Inventories have declined approximately $110,000.

     Property and equipment is reported to have increased by about $20,000 during the three fiscal quarters, however, expenditures were approximately $45,000 with the difference attributable to the devaluation of the Honduran currency relative to the prior fiscal year end of approximately 1%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 1998 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements during the nine month period ended January 31, 1998 was approximately $45,000 used primarily to upgrading the Company's domestic operations water supply piping and to completing the retubing of its boiler at the Honduran facilities used to dry wood, and to install electrical equipment required by the power company to reduce and control consumption.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 13.13 lempira to the dollar at January 31, 1998. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.86 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary.

     As of September 1, 1996, the Company executed an Employment and Stock Purchase Agreement with Arthur F. Bingham (the "Agreement"). On October 10, 1996, Mr. Bingham loaned the Company $285,694 at terms included in an addendum to the Agreement. On February 12, 1997 and, during the Company's last fiscal quarter, Mr. Bingham purchased 600,000 shares of common stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. Mr. Bingham has also been granted options to purchase 600,000 additional shares at option prices ranging from $.50 to $1.30 per share, 450,000 of which are subject to certain performance conditions.

     In 1989, the Company acquired the Honduran Facilities and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one-half the funds anticipated. The result of not raising all the funds has been that the Company has had to incur more debt and restrict capital expenditures that were both in its original plans at the time of the acquisition and that have developed since the acquisition. Because of this debt, sales needed to grow rapidly from the time of the acquisition to a level at which operating incomes would be adequate to service the debt and to fund capital needs if the Company was to grow. Maintaining an adequate level of sales since the acquisition has been possible only for limited periods of time, mostly as a result of a sluggish furniture economy that has existed over much of that time, a period that includes two recessions. The sluggish furniture economy has also reduced the industry's distribution base, especially the base of mid to small retailers more committed to using smaller manufacturers, such as the Company, as a resource. Furthermore, management believes that the consumer taste in home furnishings has swung away from the more formal designs and executions that the Company has marketed.

     Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position remains tight as was the case during all of fiscal years 1996, 1997, and the first three quarters of 1998, having experienced excessive wood deliveries early in the fiscal year 1996 and then a slow furniture economy and lower sales during the balance of the both fiscal years while the Company continued to service its high level of indebtedness. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997.

     Management recognized early in fiscal year 1997, that if sales, then in decline, were to be restored to a level necessary to achieving adequate profits it would first be necessary to manage the Company's limited finances in a manner that would maintain sufficient funds to support continued operations until its marketing efforts produced increased sales volume. In addition management believed it essential that the Company's financial condition be strengthened by providing funds both to finance a recovery and to addressing the debt-equity problem in general. A strategy was formulated that addressed securing the necessary funding and improving the debt-equity problem. The plan consists primarily of (i) the private placement of stock to Mr. Bingham, (ii) the Company's debt restructuring, both as discussed herein above, (iii) the offering of stock to the shareholders of Company and to the public, as discussed herein below, (iv) the grant of options to certain key employees, and (v) reducing inventories to finance continued operations.

     On February 21, 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares will be offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement becomes effective, who will have the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date may also subscribe within that thirty day period for additional shares, and any available shares will be sold to shareholders who have subscribed therefore on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders may be sold to persons who are not directors, officers or shareholders of Wellington Hall.

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

     The Company leased a 8,800 square-foot showroom located in High Point, North Carolina. Approximately 4,400 square feet of space was utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets. The balance of the space was subleased to another manufacturer. On March 1, 1998 the Company's lease was amended to include only the 4,400 square feet of space the Company was actually using. The Company believes the showroom is in good condition and suitable for its intended use and the amendment to the lease will have no material effect on the Company's intended use of the space. The Company's monthly obligation for rent will be be $4,025 versus approximately $9,050 prior to the execution of the amendment.


RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1997

     Consolidated revenues for the third quarter and first three quarters of fiscal 1998 were down $206,000 or 13% and the three quarters the results were even when compared with results reported last year. The decline for the quarter reflects a drop in sales of domestically produced goods (DPG) that was somewhat offset by the increase in the sales of the company's foreign produced goods
(FPG). The year to date decline for DPG sales has been totally offset by increase sales of FPG experienced in the three quarters. The increase in FPG was the result of an 80% increase in OEM sales, (products sold to other manufacturers), and a 20% increase in products sold to the retail trade. These results were effected by changes in the Company's prices on those product distributed through retailers. Those prices were increased between four and five percent in October 1997.

     Sales of domestically produced goods for the quarter were about $805,000, down $247,000 or 27% from the $1,099,000 reported last year while sales for the nine month period were $2,839,000 down 9% from the $3,124,000 recorded last year. Sales of foreign produced goods, net of inter company sales, for the quarter were approximately $635,000 up $67,000 from the previous year's third quarter and were $1,961,000 for the thirty-nine weeks an increase of $310,000 over the prior year. The consolidated sales included $481,000 and $370,000, for the quarter and three-quarter year, respectively, of highly discounted sales of inventories deemed to be slow moving, of unacceptable quality or discontinued product. Without these highly discounted sales, revenues would have been significantly less.

     The sales of domestic products during the quarter and three-quarter year were at a level even with or below the level of sales reported over the last two years and remains well below the Company's production capacity and an estimated level of sales necessary for the operation to be profitable. The Company experienced a significant drop in the rate of incoming orders for these products last in 1994 and has experienced a continuing downward trend since that time. Several fundamental factors probably contribute to the cause of this trend including the somewhat distress level of the furniture economy during the period relative to the strong nation economy, a shrinking distribution base, more and more retailers have gone out of business, changing consumer taste away from more formal designs such as the

Company's products, and imports which have possibly undercut the value of domestically produced goods.

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

     The decline in domestic sales has also negatively effected the Company's foreign operations. The domestic operation was consuming a significant portion of the foreign output as dimension stock, carved and/or turned components and unfinished assemblies into domestic production. The decline has effectively cost the foreign operation its best and largest customer. To counteract this loss and to increase revenues and operations at the Honduran facility, effort has been directed at selling other manufactures and wood consumers their products and production requirements; OEM sales. These sales during the quarter ended January 31, 1998 were about $117,000 and up about $43,000 as compared to last year. For the three month period sales were approximately $455,000 an increase of about $248,000 or 120% and accounted for 82% of all the growth in foreign produced goods and 11% of total consolidated sales up from 5.0% last year.

     The company will introduce a number of new designs to its domestic product line at the International Furniture Market held in High Point, N.C. in April. These new items have been selected to better utilize the component and assembly capacity of the Honduran operation and the finishing capacity of the domestic operation. Efforts to pre-market these introductions will not begin until late March or until prices are established and no orders have been received for these introductions.

     The Company's firm backlog of orders on February 28, 1998 is reported as about $2,520,000 up 24% and 62% respectively when compared with the backlog of $2,047,000 on April 30, 1997 and the $1,558,000 reported at January 31, 1997.
The current backlog included $1,498,000 of domestically produced goods as opposed to $1,289,500 included in the April 30, 1997 backlog and $1,105,000 included in the January 31, 1997 backlog. The backlog included $1,022,000 of FPG, less inter company orders, versus $758,000 on April 30, 1997 and $453,000 on January 31, 1998. Both the backlogs for DPG and FPG were significantly increased by a large order received from a new dealer late in January for export. If this new distribution becomes an ongoing process, as expected, annual sales to this singular account could exceed 10% of the company's projected fiscal 1998 revenues.

     The increase in the backlog of DPG also included a significant amount of highly discounted orders received for products in inventory which have or will be discontinued. These sales will negatively effect profits during the upcoming quarter. The increase in the backlog of FPG was also reflected and increase in the rate and the amount of orders received for products sold to the retail trade.

     The company has an additional backlog of approximately $445,000 for products it has begun marketing under the name Wellington Hall Imports. These new company sponsored designs will be manufactured exclusively for the company by a foreign manufacturer with whom management has established a relationship. The company plans to officially introduce the line at the International Furniture market held in High Point, NC scheduled for April 23, 1998. Pre-marketing began throughout the country in early February, 1998. To date the response has been very significant, and by mid-March the company had received the orders reflected in the above mentioned backlog. These sales are stated separately from the regular backlog of orders until certain uncertainties are resolved. The uncertainties consist mainly, and among other things, of being assured of the proper execution and delivery of the market samples.

     Cost of sales decreased approximately $64,000 to about $1,032,000 for the third quarter ended October 31, 1997 and were 77% of sales. These cost for the three-quarter year increased approximately $403,000 or 21% as compared with last year, reflecting primarily the reduced level of domestic production especially during the third quarter ended July 31, 1997 and the sales of highly discounted goods through out the three quarters.

     Selling, general and administrative expenses decreased about $102,000 or 25% for the third fiscal quarter and about $32,000 during the first three quarters of the year mostly as a result of less commissions paid on lower sales and reduction in administration and marketing costs. The reported level of sales & administrative expenses are expected to continue through the next quarter with the exception of increased commissions, if sales increase.

     Interest expenses of $112,413 for the fiscal quarter represent an increase of about $7,000 over that paid during the previous year third quarter. For the nine month period interest expenses were $342,098, up about $44,000 over the same period the prior year, as a result of added borrowing during the previous fiscal year. The additional borrowing in fiscal 1997 covered operating losses and increased wood purchases at the Honduras facility to raise production in response to higher backlog. Long-term debt declined during the nine month period by about $128,000 and short term borrowing increased by approximately $14,000 since the beginning of the current fiscal year.

     For the the fiscal quarter ended October 31, 1997, operating income (earnings before interest and taxes) was a loss of $2,343, .1 cents per share, compared to a gain of $41,509, 2.0 cents per share for quarter ended January 31, 1997. For the nine month period ended January 31 1998 the operating income was a loss of ($50,446), ($.02) per share versus the previous years gain of $271,605 or $.12 per share. The net loss for the third quarter was $114,000, (5.0) cents per share, while for the nine month period there is a net loss of ($398,000) or ($.17) per share, compared to a net loss of $27,320 or $.01 per share for the prior year's three quarters.

     The net loss reported in the third quarter and first three quarters of fiscal 1998 are a result generally of slow sales and the company's limited operating capital. Because of the slow sales and to avoid increasing inventories, it was necessary, during part of the first three quarters, to reduce production volumes, primarily assembled production, in the Company's domestic operation to levels below that required to manage labor and overhead cost. In addition, the Company sold off inventories at discounted prices to generate cash to cover the operating loss and to finance continued operations.

     Sales of foreign produced products for the upcoming quarter are expected to improve as production at the Honduras facility rises allowing the higher backlog of orders for these products to be shipped. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received for those products as the quarter progresses.

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

    (a)  Exhibits Filed:

         Exhibit No.               Description

            3.1         Amended and Restated Charter of
                        Wellington Hall Limited.
                        Incorporated by reference

            3.2         Bylaws of Wellington Hall, Limited, as amended.
                        Incorporated by reference

          10.25 Note Modification Areement dated January 16, 1998 between the Company and Lexington State Bank

          10.26 First Amendment to Lease dated March 1, 1998 between the Company and Phillips Interests 3, Inc.

    (b)  Reports on From 8-K filed during the quarter ended
         January 31, 1998:        None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WELLINGTON HALL, LIMITED
                                                  (Registrant)

Date: March 17, 1998
                                        By: /s/ Hoyt M. Hackney, Jr.
                                           -----------------------------------
                                           Hoyt M. Hackney, Jr., President and
                                           Chief Executive Officer
                                           Chief Financial Officer