Form 10KSB40
period 1998-04-30
WELLINGTON HALL LTD
filed 1998-07-31
CIK 105567

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)             ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1998
or
( )            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                               ------------------------------------------

Commission File Number    0 3928
                       -----------

                            WELLINGTON HALL, LIMITED
                            ------------------------
                 (Name of small business issuer in its charter)

        NORTH CAROLINA                                            56-0815012
        --------------                                            ----------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

  425 JOHN WARD ROAD                                                   27295
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Issuer's telephone number, including area code:   336-249-4931

Securities registered under section 12 (b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ( X )   No (   )

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation 5-b contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. (X)

     State issuer's revenues for its most recent fiscal year: $ 5,668,472

     State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price as which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act): Approximately $174,586 as of July 30, 1998.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable dated: 2,289,887 shares of Common Stock (No Par) as of July 30, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III

     Transitional Small Business Disclosure Form (Check One)

     Yes (   )      No ( X )

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

     In addition to the foregoing, the Company recruited an experienced senior executive to lead its sales and marketing function. In September 1996, the Company employed Arthur F. Bingham for the newly created position of Senior Executive Vice President of Sales and Marketing. Mr. Bingham directs and oversees all aspects of the Company's sales and marketing activities with the goal of assuring continuing growth in profitable sales. Mr. Bingham's employment arrangement provides for several incentives for him to assist the Company in increasing sales revenues.

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

     In connection with the employment of Arthur F. Bingham as Senior Executive Vice President of Sales and Marketing, Mr. Bingham made a loan to the Company of $285,694. On February 12, 1997, Mr. Bingham purchased 600,000 shares of Common Stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. The Company has used the funds provided by Mr. Bingham to reduce its indebtedness and provide working capital. The Company also has granted stock options to Mr. Bingham and to Mr. Ralph Eskelsen, manager of the Honduran Facilities, that will provide incentives to these key employees and may result in additional contributions to capital.

     The Company successfully negotiated with its lenders to amend its loan agreements therewith to provide more favorable terms. On January 16, 1997, the Company obtained an additional $250,000 line of credit from Lexington State Bank. In addition, on March 10, 1997, the Company entered into an agreement with the Overseas Private Investment Corporation ("OPIC") to restructure its loan to reduce principal payments until July 1997 (with the deferred payments to be made in a larger balloon payment at the end of the term of the loan in 1999) and to lower the interest rate. The effect of the restructured loan has been a reduction to the Company's cash requirements for scheduled principal payments for fiscal 1997 and 1998 of $247,748 and $123,874, respectively, which will contribute significantly to improving the Company's working capital and cash flow for these years. The restructured OPIC loan also reduced scheduled interest expense by $9,910 in fiscal 1997, $18,900 in fiscal 1998 and will reduce scheduled interest expense by about $18,900 in fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On February 21,1997, the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares were to be offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement was to becomes effective, who would have had the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date could also have subscribe within that thirty day period for additional shares, and any available shares would have been sold to shareholders who have subscribed therefor on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders could have been sold to persons who were not directors, officers or shareholders of Wellington Hall.

     Primarily because of the operating losses experience in fiscal 1997 and beyond, the aforementioned stock offering has been canceled and there are no plans to pursued the matter further. The legal and related costs associate with the offering were expensed during fiscal 1998.

     The Offerings, had it been fully subscribed, would have increased the Company's equity capital by about $800,000 and reduce indebtedness by a corresponding amount. In addition to achieving a reduction in interest expenses, management believes that the increase in equity and reduction of debt service would have made working capital and other funds available to pursue its marketing and sales strategies more aggressively with the goal of increasing funds generated by operations to fund future growth and debt service requirements

     The Company's business was founded in 1964, and the Company is incorporated in North Carolina. The Company's principal office is located at Route 1, U.S. Highway 29 and 70 North, Lexington, North Carolina 27292, telephone (336) 249-4931.

Products

     The Company's products include occasional living room tables, dining room, and bedroom furniture, modular wall systems, entertainment cabinets (for storage of televisions, stereo equipment and video cassette recorders, etc.), console tables, mirrors, coffee tables, commodes and other occasional and accent pieces. The product line generally represents an eclectic collection of reproductions or renderings of 18th century English and French styles. Most of the Company's 18th century English and French reproductions and other designs are offered exclusively by the Company.

     The Company imports certain of its designs for finishing when the domestic production costs for such designs are prohibitive. The Company's imported line is assembled in the Honduran Facilities and finished in the Company's Lexington, North Carolina facility and includes solid mahogany dining chair frames, occasional items and poster beds. Sales of imported designs have increased over time as a result of the Company's acquisition of the Honduran Facilities. As described hereinbelow, WHCC, the Company's North American subsidiary, distributes the products manufactured at the Honduran Facilities, and during fiscal 1998, such products accounted for approximately 36% of the Company's consolidated sales (net of intercompany sales), while products produced domestically by the Company accounted for about 64% of its consolidated sales. Unfinished furniture imported from the Honduran Facilities accounted for about 26% of the Company's domestically-produced sales, and the number of imports for finishing from elsewhere was negligible. In addition, WHCC furnished the Company's domestic operations with approximately 50% of certain forms of wood utilized in domestic production. The balance of the raw materials utilized by the Company's domestic operations, including plywood, brass decorating hardware, finishing material and packing material, are purchased from domestic sources.

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

     WHCC also markets directly to the retail trade a bedroom, dining room and occasional table group fully produced and finished in the Honduran Facilities. By assembling and finishing the group in Honduras, significantly greater advantage of plentiful, less costly labor and lower overhead can be realized which result in a lower retail purchase price for the Honduran - produced group. This lower price, along with the utilization of solid "Honduran Mahogany," recognized by the world trade as one of the premier hardwoods, allows the Company to compete within its market niche. All of the wood utilized by the Company's Honduran Facilities is harvested from segments of forests under sustainable management programs.

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

     As part of the Company's strategy to increase its sales, the Company is giving a high priority to maintaining quality sales materials. During fiscal 1998, one new " Accent and Occasional" product catalog was printed and distributed to the Company's dealers. This catalogue included selected items from the domestically produced product line including new introductions made at the April 1997 furniture market. Other more recent activities include the preparation of new finish samples for the Company's wall unit dealers, a new catalog on the Woodward Collection, finish samples for the balance of the line , and finish display boards are being prepared for major dealers.

Retail Stores

     Retail stores are a desirable outlet for the Company's products because the potential volume of sales is relatively high and certain retail stores do stock and display the Company's products. The Company does not, however, have contractual relationships with such retail stores. The Company and a particular retail store may have an informal understanding at the time that the Company sells its products to such a store, which understanding may relate to such things as amount of the Company's products to be displayed on the store's floor space, pricing and dating for payment purposes. The Company's use of this outlet has declined over several years for various reasons, including but not limited to the fact that many dealers within the industry have gone out of business. In addition, the Company has been unable to compete effectively with the invoice dating policy (e.g. "buy now, pay nothing until later") employed by larger manufacturers because such a policy increases receivables and drains available cash. The Company believes that its inability to compete with such a policy has induced many dealers not to consider the Company's products when assigning available floor space and when assigning resources for warehouse stock. Accordingly and in the absence of a display or stock, a growing percentage of the Company's orders received from retail stores are for items which the dealer can only sale by utilizing the Company's catalogs, a circumstance that further necessitates the creation and/or improvement and maintenance of the Company's sales aids. See--"Designer Trade."

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

Trade Showrooms

     The Company maintains a showroom in High Point, North Carolina to display its product line during the semiannual International Furniture Market held in that city in the fall and spring of each year and is affiliated with trade showrooms, that are accessible only to the professional designer and not generally open to the public, in all the major markets and design centers around the country. Trade showrooms generally target the affluent customer, which tends to be the Company's ultimate customer, and as such, they have been an important outlet for the Company. However, the Company believes that this outlet has diminished in importance somewhat over the last decade because of "Gallery Programs" sponsored by the larger manufacturers and retailers under which retail stores act in large part as competing showrooms, offering substantial discounts to induce designers to purchase from them. It is the opinion of the Company that trade showrooms sales have diminished to such a low level that they are no longer of significant to the Company's marketing efforts.

Buyers Club

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

     Similarly, consumer catalogs are a means of distribution that has not been available to or utilized by the Company prior to late 1996. Since the October 1996 Furniture Market held in High Point N.C., the Company has had a limited portion of its product lines included from time to time in the catalogs of a major catalog company. The Company does not have a contractual relationship with the aforementioned catalog company though the Company does expects certain of its products to be similarly included in future editions. The catalog in which the Company's products appeared included different types of furniture, wooden and otherwise, in addition to that sold by the Company, as well as those products that the catalog company markets in addition to furniture like, clothing or electronics. Sales from theses catalog represent only a small portion of the Company's total annual sales.

OEM Sales

     Following the acquisition and expansion of the Honduran Facilities in 1990, the Company aggressively sought to sell to other manufacturers ("OEM sales") dimension stock, wood components (carvings and turnings), and unfinished assemblies with significant success. However, in 1993 and early 1994, the Company's sales of its proprietary products grew to such a level that it appeared that it would be more profitable to use the majority, if not al of the capacity of the Honduran Facilities for the production of the Company's products to the exclusion of its OEM business. During such time, the Company expected to direct available resources to reducing indebtedness as opposed to continuing to expand its OEM business. However, very late in 1994 the market for the Company's products became soft and, without the OEM sales, it became necessary about mid-1995 and through much of calendar 1996 to curtail production to avoid additional increases in inventory. For all of fiscal year 1998, the Company's directed its efforts with some success toward establishing a distribution for its proprietary line and, at the same time, toward rebuilding a dealer base for OEM sales. During fiscal year 1998, OEM sales increased by 7.3% and accounted for 8.5% of the Company's consolidated sales. In the future, the Company will maintain a presence in this area of distribution to assure its presence in a more diversified market.

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

Backlog

     The  Company's  firm  backlog of orders on April 30, 1998 was  $2,382,421 a
16.4 % increase from its backlog of $2,047,369 on April 30, 1997. The April 30, 1998 backlog included $1,327,111 of domestically-manufactured products, as opposed to $1,289,542 included in the 1997 backlog. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $1,055,321 on April 30, 1998 versus $757,827 on April 30, 1997. The increases mostly reflects orders from a new off shore account and an order from that account of approximately $450,000 received and confirmed by a Letter of Credit received in the fourth quarter of fiscal 1998.

     In addition, the Company had a backlog of orders for new products developed for a new import program of $631,000 at April 30,1998. Management has not included this in the total reported backlog because of uncertainties about quality and delivery from a new off-shore vendor.Company management is working directly with the vendor to resolve any prohibitive problem. The Company has no contractual relationship with this vendor.

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

     The Honduran government has established programs such that all timber harvested is in areas of forest under sustainable management. The program requires that a physical inventory be taken by representatives of the government to determine the number of suitable trees of a given variety in a particular portion of the forest. From the inventory data, the Honduran government calculates how quickly that particular variety of tree in that particular area will regenerate and, then, how much can be harvested annually such the supply of such variety can be sustained. Wood cannot be harvested or transported without a permit that the Honduran government issues with a termination date, that specifies the species to be harvested, the amount of wood to be harvested, and the particular portion of forest is to be harvested and the delivery point for the harvested wood. is to be delivered.

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

Employees

     As of April 30, 1998 the Company had approximately 355 employees, including
approximately  300  people  currently  employed  at  the  Honduran   Facilities.
Approximately 225 of the Company's employees are full-time employees.

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

Item 4. Submission of Matters to Vote of Security Holders.

        None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Page 13

Item 6. Management's Discussion and Analysis or Plan of Operation

        Omitted from Report

Item 7. Financial Statements

        Omitted from Report

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by Item 9 of Form 10-KSB appears in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 10. Executive Compensation

     The information required by Item 10 of Form 10-KSB appears in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Executive Compensation", reference to which is hereby made and the information there is incorporated herein by reference.

Item 11. Security Ownership of certain Beneficial Owners and Management

The information required by Item 11 of Form 10-KSB appears in the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Shareholders" and "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         None

Item 13. Exhibits, Lists and Reports on Form 8-K

         (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

              (1)  Financial Statements:

                   Omitted from Report

         (3)  EXHIBITS FILED
              --------------

               (a) List of exhibits is included in the accompanying index to exhibits

               (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended April 30, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED

Date:                                   By: /s/ Hoyt M. Hackney, Jr.
                                           --------------------------
                                            Hoyt M. Hackney, Jr.
                                            President, (Principal Executive
                                            Officer, Principal Accounting
                                            Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature         Position                 Date
------------------         --------                 ----


/s/ Hoyt M. Hackney, Jr.
-----------------------    President (Chief
Hoyt M. Hackney, Jr.       Executive Officer
                           and Chief Financial
                           Officer), Treasurer

/s/ Ernst B. Kemm
-----------------------    Executive Vice
Ernst B. Kemm              President and Director


/s/ Donald W. Leonard
-----------------------    Chairman of the Board
Donald W. Leonard


-----------------------    Secretary and Director
William W. Woodruff


-----------------------    Senior Executive Vice
Arthur F. Bingham          President and Director

                                  EXHIBIT INDEX
                                       TO
                          ANNUAL REPORT ON FORM 10-KSB
                                       OF
                            WELLINGTON HALL, LIMITED
                                       FOR
                            YEAR ENDED APRIL 30, 1998

Exhibit No.    Description

     3.1    Amended and Restated Charter of Wellington Hall Limited. *

     3.2    Bylaws of Wellington Hall, Limited, as amended. *

     10.1   Wellington Hall Executive Stock Plan. **

     10.2 Employment Agreement and Executive Deferred Compensation Agreement between the Company and Hoyt M. Hackney Jr., effective January 1, 1987 and May 8, 1987, respectively. *

     10.3 Note - Security Agreement, dated April 23, 1986, between the Company and Lexington State Bank is incorporated herein by reference to
            Exhibit 4.2 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1987.

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

     10.6 Loan Agreement between Wellington Hall Caribbean Corporation and the Overseas Private Investment Corporation, dated December 22, 1989, as amended on September 1, 1990. ***

     10.7 Subordination Agreement, dated September 1, 1994, between Wellington Hall, Limited, Wellington Hall Caribbean Corporation, Muebles Wellington Hall, S.A. and the Overseas Private Investment Corporation. ***

     10.9 Amendment to Loan Agreement, dated February 1, 1991m, between the company and Lexington State Bank is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1991.

     10.10 Loan Agreement, dated August 20, 1991, between Muebles Wellington Hall, S.A. and Banco de Honduras, S.A. is incorporated herein by reference to Exhibit A to the Company's Form 10-Q for the quarter ended July 31, 1991.

     10.11 Amendment to Loan Agreement, dated April 10, 1992 between the Company and Lexington State Bank. ****

     10.12  Promissory note, dated January 23, 1992 between the Company and Hoyt
            M. Hackney, Jr. ****

     10.13 Amendment to Executive Deferred Compensation Agreement , dated January 23, 1992, between the Company and Hoyt M. Hackney Jr. ****

     10.14 Loan Agreement, dated June 28, 1993, between the Company and Lexington State Bank. *****

     10.15 Lease Agreement dated November 1, 1993 by and between North Hamilton Corporation and the Company, is incorporated herein by reference to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1994.

     10.16 Amendment to the Loan Agreement, dated September 1, 1994 between Wellington Hall Caribbean Corporation and the Overseas Private Investment Corporation.******

     10.17 Employment and Stock Purchase Agreement dated September 1, 1996 between the Company and Arthur F. Bingham, filed as Exhibit (a) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended July 31, 1996

     10.18 Amended Loan Agreement dated March 10, 1997 with the Overseas Private Investment Corporation, filed as Exhibit (a) to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended January 31, 1997

     10.19  Promissory  Note dated  January  16,  1997  between  the Company and
            Lexington State Bank filed as exhibit 10 (q) in Part II to the Registration Statement filed February 20, 1997

     10.20 Employment Agreement dated December 1, 1997 between the Company and Ralph L. Eskelsen filed as exhibit 10 (t) in Part II to the Registration Statement filed February 20, 1997

     10.21 Addenda to Employment and Stock Purchase Agreement dated September 1, 1996 between the Company and Arthur F. Bingham dated February 10, 1997 filed as exhibit 10 (u) in Part II to the Registration Statement filed February 20, 1997

     10.22 1997 Stock Option and Restricted Stock Plan filed as exhibit 10 (v) in Part II to the Registration Statement filed February 20, 1997

     10.23 Nonqualified Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (w) in
            Part II to the Registration Statement filed February 20, 1997

     10.24 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (x) in
            Part II to the Registration Statement filed February 20, 1997

     10.25 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Ralph L. Eskelsen filed as exhibit 10 (y) in
            Part II to the Registration Statement filed February 20, 1997

     10.26 Note Modification Agreement dared January 16, 1998 between the company and Lexington State Bank is incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998.

     10.27 Amendment to Lease Agreement dated March a, 1998 by and between Phillips Interest 3, Inc. and the Company, is incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998.

     11     Earnings Per Share Computation

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

                          MARKET PRICES, DIVIDENDS AND
                           RELATED SHAREHOLDER MATTERS

     Until October 1995, the Common Stock of the Company traded in the NASDAQ over-the-counter market system. Since that time, the Company's Common Stock has traded on the NASD's over-the-counter bulletin board. According to the information furnished by Anderson & Strudwick, a market maker in the Company's Common Stock, the high and low bid quotations for each quarterly period within the last two fiscal years and the current fiscal year to date is as follows:


Quarter Ending     High     Low         Quarter Ending     High    Low
--------------     ----     ---         --------------     ----    ---

July       1996    0.344    0.25        July       1997    0.25    0.25
October    1996    0.50     0.281       October    1997    0.25    0.25
January    1997    0.375    0.187       January    1998    0.22    0.19
April      1997    0.313    0.313       April      1998    0.25    0.22

     These market quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

     As of July 27, 1998, there were approximately 562 holders of record of the Company's Common Stock.

     The Company has not paid any dividends since its inception. Pursuant to the terms of its line-of-credit and long-term loan agreements with Lexington State Bank, the Company may not pay any dividends, purchase, redeem or otherwise retire any of its capital stock or otherwise make any other distribution of its assets resulting in the reduction of its capital without the prior written consent of Lexington State Bank. See "Management's Discussion and Analysis of Results of Operations and Financial Condition."

                             OFFICERS AND DIRECTORS

                                    OFFICERS

Hoyt M. Hackney, Jr.                        Ralph L. Eskelson, Jr.
         President and Treasurer            General Manager
                                                   Muebles Wellington Hall, S.A.

Ernst B. Kemm                               William W. Woodruff
         Executive Vice President           Secretary

                                    DIRECTORS

Donald W. Leonard                           William W. Woodruff
         Chairman of the Board              President of Woodruff
                                                   Shoe Store

Hoyt M. Hackney, Jr.                        Ernst B. Kemm
         President and Treasurer            Executive Vice President

Arthur F, Bingham
         Senior Executive Vice President

                                 TRANSFER AGENT

                         Wachovia Bank and Trust Company