Form 10KSB40/A
period 1998-04-30
WELLINGTON HALL LTD
filed 1998-08-14
CIK 105567

FORM 10-AKSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)         AMMENDED ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1998
or
( )            TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                               ------------------------------------------

Commission File Number  0 3928
                       --------

                            WELLINGTON HALL, LIMITED
                            ------------------------
                 (Name of small business issuer in its charter)

         NORTH CAROLINA                                           56-0815012
         --------------                                           ----------
(State or other jurisdiction of                              (I. R. S. Employer
 incorporation or organization)                              Identification No.)

           425 JOHN WARD ROAD                                       27295
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code:  336-249-4931

Securities registered under section 12 (b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK (NO PAR VALUE)
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes (X)   No ( )

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

                       DOCUMENTS INCORPORATED BY REFERENCE
     1. Portions of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1998, are incorporated by reference into Part II.

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

     The Company imports certain of its designs for finishing when the domestic production costs for such designs are prohibitive. The Company's imported line is assembled in the Honduran Facilities and finished in the Company's Lexington, North Carolina facility and includes solid mahogany dining chair frames, occasional items and poster beds. Sales of imported designs have increased over time as a result of the Company's acquisition of the Honduran Facilities. As described herein below, WHCC, the Company's North American subsidiary, distributes the products manufactured at the Honduran Facilities, and during fiscal 1998, such products accounted for approximately 36% of the Company's consolidated sales (net of intercompany sales), while products produced domestically by the Company accounted for about 64% of its consolidated sales. Unfinished furniture imported from the Honduran Facilities accounted for about 26% of the Company's domestically-produced sales, and the number of imports for finishing from elsewhere was negligible. In addition, WHCC furnished the Company's domestic operations with approximately 50% of certain forms of wood utilized in domestic production. The balance of the raw materials utilized by the Company's domestic operations, including plywood, brass decorating hardware, finishing material and packing material, are purchased from domestic sources.

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

Item 4. Submission of Matters to Vote of Security Holders.

     None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     The information required by Item 5 of Form 10-KSB appears under the caption " Market Prices, Dividends and Related shareholder Matters" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 1998, reference to which is hereby made and the information there is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

     The information required by Item 6 of Form 10-KSB appears under the heading "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 1998, reference to which is hereby made and the information there is incorporated herein by reference.

Item 7. Financial Statements

     The information required by Item 7 of Form 10-KSB appears in the Company's Annual Report to Shareholders for the year ended April 30, 1998, at page 17 through 22, reference to which is hereby made and the information therein incorporated herein by reference.

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

Item 12. Certain Relationships and Related Transactions

     The information required by Item 12 of Form 10-KSB appears in the company's Proxy Statement for the 1998 Annual Meeting of Shareholders under the caption "Certain Transactions", reference to which is hereby made and the information there is incorporated herein by reference. Item 13. Exhibits, Lists and Reports on Form 8-K

     (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

          (1)  Financial Statements:

     The following consolidated financial statements of the Company, included in the Annual Report to Shareholders for the year ended April 30, 1998, are incorporated herein by reference to the pages indicated:

     Consolidated Balance Sheets - April 30, 1998, and 1997 (page 27)

     Consolidated Stockholders' Equity - Years ended April 30, 1998 and 1997 (page 28)

     Consolidated Statements of Income - Years Ended April 30, 1998 and 1997 (page 29)

     Consolidated Statements of Cash Flows - Years Ended April 30, 1998 and 1997 (page 30)

     Notes to Consolidated Financial Statements (Pages 31-38)

     Independent Auditors' Report (page 10-11)

     (Financial Statements to be filed by Amendment Pursuant to Rule 126-25)

     All other schedule for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is given in the financial statements including the notes thereto, and therefore, have been omitted.

          (3)  EXHIBITS FILED

               (a) A list of exhibits is included in the accompanying index to exhibits

               (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal year ended April 30, 1998.

TURLINGTON AND COMPANY, L.L.P.

                          INDEPENDENT AUDITOR'S REPORT

To the Stockholders
Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of Wellington Hall, Limited and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Wellington Hall, Limited and Subsidiaries, management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Muebles Wellington Hall, S.A., a wholly-owned subsidiary, which statements reflect total assets of $1,522,535 and $1,591,286, respectively as of April 30, 1998 and 1997, and total revenues of $1,870,046 and $1,995,456, respectively for the years ended April 30, 1998 and 1997. These statements were audited by others auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Muebles Wellington Hall, S.A., is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellington Hall, Limited and Subsidiaries as of April 30, 1998 and 1997, and the results of their operations, and their cash flows for the years ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Wellington Hall, Limited and Subsidiaries will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of Wellington Hall, Limited and Subsidiaries to continue as a going concern at April 30, 1998. Management's plans in regard to that matter also are described in Note 20. The consolidated financial statements do not include any adjustments that might result form the outcome of this uncertainty.

July 28, 1998

KPMG PEAT MARWICK ASEORES, S.DE R.L.

                         Report of Independent Auditors
                         ------------------------------

Board of Directors
Muebles Wellington Hall, S.A. de C.V.:

We have audited the accompanying balance sheet de Muebles Wellington Hall, S.A. de C.V., San Pedro Sula, Honduras, as of April 30, 1998 and the related statements of loss, retained earnings and cash flows for the year ended. Such financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Muebles Wellington Hall, S.A de C.V., as of April 30, 1997, was audited by other auditors, whose reported dated July 15, 1997, expressed an unqualified opinion on such financial statements.

We conducted our audit in accordance with auditing international standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Muebles Wellington Hall, S.A. de C.B., as of April 30, 1998, the results of its operations and its cash flows for the year then ended, in conformity with the accounting international standards.

                                        /s/ KPMG Peat Marwick

July 28, 1998

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

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature            Position `                Date
------------------            ----------                ----

/s/ Hoyt M. Hackney, Jr.      President (Chief
-------------------------     Executive Officer
Hoyt M. Hackney, Jr.          and Chief Financial
                              Officer), Treasurer

/s/ Ernst B. Kemm             Executive Vice
-------------------------     President and Director
Ernst B. Kemm

/s/ Donald W.Leonard          Chairman of the Board
-------------------------
Donald W.Leonard

/s/ William W. Woodruff       Secretary and Director
-------------------------
William W. Woodruff

/s/ Arthur F. Bingham         Senior Executive Vice
-------------------------     President and Director
Arthur F. Bingham

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

     10.6 Loan Agreement between Wellington Hall Caribbean Corporation and the Overseas Private Investment Corporation, dated December 22, 1989, as amended on September 1, 1990. ***

     10.7 Subordination Agreement, dated September 1, 1994, between Wellington Hall, Limited, Wellington Hall Caribbean Corporation, Muebles Wellington Hall, S.A. and the Overseas Private Investment Corporation. ***

     10.9 Amendment to Loan Agreement, dated February 1, 1991, between the company and Lexington State Bank is incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1991.

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

     10.23 Nonqualified Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (w) in Part II to the Registration Statement filed February 20, 1997

     10.24 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (x) in Part II to the Registration Statement filed February 20, 1997

     10.25 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Ralph L. Eskelsen filed as exhibit 10 (y) in Part II to the Registration Statement filed February 20, 1997

     10.26 Note Modification Agreement dated January 16, 1998 between the company and Lexington State Bank is incorporated herein by reference to Exhibit 10.25 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998.

     10.27 Amendment to Lease Agreement dated March 1, 1998 by and between Phillips Interest 3, Inc. and the Company, is incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998.

     11        Earnings Per Share Computation

     13 Annual Report to Shareholders of Wellington Hall, Limited for the year ended April 30, 1998, portions of which are incorporated by reference into this report.

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