Form 10QSB
period 1998-07-31
WELLINGTON HALL LTD
filed 1998-09-15
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period Ended July 31, 1998
                          -------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from __________________to_______________

     Commission file number 0-3928
                            ------

                            Wellington Hall, Limited
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       North Carolina                                            56-0815012
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            425 John Ward Rd
             Lexington, N.C.                                         29295
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                 (336) 249-4931
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                        Number of Shares                      Date
    -----                        ----------------                      ----
Common Stock                        2,289,887                      July 31, 1998

Traditional Small Business Disclosure Format:

            YES [X]         No [ ]

                                     INDEX

                   Wellington Hall, Limited and Subsidiaries


PART 1. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statements (Unaudited)

     Consolidated balance sheet - July 31, 1998                            3

     Consolidated statements of income - Three months ended                4
     July 31, 1998 and 1997

     Consolidated statements of cash flows - Three months ended            5
     July 31, 1998 and 1997

     Notes to  consolidated financial statements - July 31, 1998           6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     7


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 12

     SIGNATURES                                                           12

Note Modification Agreement                                               13

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  (unaudited)
                                  -----------
                                                                      July 31,
                                     ASSETS                             1998
                                                                    -----------
Current assets:
   Cash:
      Cash on hand                                                  $    20,669
   Accounts receivable:
      Trade                                                             817,564
      Less, allowance for doubtful accounts                             (63,843)
   Note receivable - officer                                              7,466
   Inventories                                                        3,918,456
   Prepaid expenses                                                      63,788
   Deferred income taxes                                                      0
                                                                    -----------
                                                                    $ 4,764,100
                                                                    -----------
Property and equipment:
   Cost                                                               2,196,909
   Less, accumulated depreciation                                    (1,389,264)
                                                                    -----------
                                                                        807,645
                                                                    -----------
Other assets
   Deferred income taxes                                                125,851
   Other                                                                 27,747
                                                                    -----------
                                                                    $ 5,725,342
                                                                    ===========

                                   LIABILITIES
Current liabilities:
   Current maturities on long-term debt                             $   325,293
   Notes payable - other                                              1,978,485
   Accounts payable - trade                                             565,371
   Sundry                                                                14,544
   Customer deposits                                                     65,668
   Other current liabilities                                            443,668
                                                                    -----------
                                                                      3,393,029
Noncurrent liabilities:
   Long-term debt, less current maturities                              893,943
   Deferred compensation accrual                                        270,000
                                                                    -----------
                                                                      4,556,972
                                                                    -----------
                              STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares;
   no par; shares issued and outstanding 2,289,887                    3,354,531

Preferred stock; authorized 5,000,000 shares; $5 par;
   no shares issued and outstanding                                         -0-

Cumulative translation adjustments                                   (1,879,186)

Retained earnings                                                      (306,975)
                                                                    -----------
      Total Stockholders' Equity                                      1,168,370
                                                                    -----------
      Total Liabilities & Equity                                      5,725,342

               The accompanying notes are an integral part of the
                        consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                  (unaudited)
                                  -----------

                                                         Three Months Ended
                                                              July 31,
                                                        1998            1997
                                                    -----------     -----------
Revenues:
   Sale of furniture                                $ 1,556,520     $ 1,572,819
   Other income                                           4,732           1,367
                                                    -----------     -----------
                                                      1,561,252       1,574,186
                                                    -----------     -----------
Costs and expenses:
   Cost of goods sold                                 1,155,595       1,350,512
   Other operating, selling, general,
      and administrative expenses                       343,116         396,855
   Interest expense                                     111,154         116,209
                                                    -----------     -----------
                                                      1,609,865       1,863,575
                                                    -----------     -----------
   Income (loss) before income taxes                    (48,613)       (289,389)
      (benefits)

Provision for Income Taxes                               14,104               0
                                                    -----------     -----------

   Net income (loss) for the quarter                ($   62,717)    ($  289,389)
                                                    -----------     -----------
Earnings (loss) per share of common stock:
   Primary and assuming full dilution:

      Net income (loss) for the quarter             ($      .02)    ($      .13)
                                                    -----------     -----------

               The accompanying notes are an integral part of the
                        consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                  -----------

                                                          Three Months Ended
                                                                July 31,

                                                           1998          1997
                                                        ---------     ---------
Cash flows from operating activities:
   Net income (loss) for the period                     ($ 63,012)    ($289,389)
   Noncash Expenses (Income) Included
      in Net Income
          Depreciations                                    24,736        26,110
          Deferred compensation                             6,000         6,000
       Deferred income taxes                                    0             0
       Changes in assets and liabilities:
          Accounts receivable                           ($ 96,220)       81,040
          Note receivable,                                  5,139         9,985
          Inventories                                      81,783       210,879
          Prepaid expenses                                 15,623        10,857
          Other assets                                       (441)          (24)
          Accounts payable, customer deposits,
             and other current liabilities                 79,203       (14,581)
                                                        ---------     ---------
          Net cash provided by (used for)
             operating activities                       $  52,812     $  40,876

Cash flows from investing activities:
   Purchase of equipment                                ($  7,388)       (9,115)
Cash Flow From Financing Activities:
   Payments on short-term debt                            (14,604)      (12,250)
   Payments on long-term debt                             (41,696)      (42,301)
                                                        ---------     ---------
      Net cash provided by (used for)                     (56,300)      (54,552)
         financing activities                           ---------     ---------
Effect of exchange rate changes on cash                 ($    921)        3,702
                                                        ---------     ---------
          Net Increase (decrease) in cash                 (11,798)      (19,088)

       Cash, beginning of quarters                         32,467        54,071
                                                        ---------     ---------
       Cash, end of quarter                             $  20,669     $  34,983
                                                        ---------     ---------

       Cash paid during the quarters for:
          Income taxes                                  $       0     $       0
          Interest                                      $ 111,153     $ 116,209
                                                        ---------     ---------

               The accompanying notes are an integral part of the
                        consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 31, 1998

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     13.38 Lempiras to U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 13.34 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $120 and $618 during the quarters ended July 31, 1998 and 1997 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of July 31, 1998, total stockholders' equity was $1,168,370 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $327,113 and $898,092, respectively.

     The Lexington State Bank loan bears interest at the prime rate plus 1.5% and is payable in monthly installments of $7,000 until maturity on April 10, 2002. It is secured by substantially all of the Company's domestic assets. The net proceeds of the loan were used to refinance indebtedness used to purchase and expand the Company's Lexington, North Carolina facility.

     On March 10, 1997, WHCC and OPIC executed an amended loan agreement that, among other things, lowered the interest rate to 10% per annum as of November 1, 1996 and waived principal payments from July 31, 1996 until July 31, 1997, at which time the Company began making quarterly payments of approximately $31,000. Principal payments were scheduled to increase to approximately $62,000 on July 31, 1998 with a balloon payment of approximately $557,438 due on October 31, 1999. Upon execution of the amended documents, WHCC paid OPIC a rescheduling fee of 1% of the principal balance. The proceeds from the OPIC loan, together with funds generated internally by Wellington Hall, were used to acquire and improve the Honduran Facilities.

     On July 22, 1998, WHCC requested that OPIC waiver the principal due on July 30, 1998 and on October 31, 1998. As of September 12, 1998, WHCC had not been notified as to the final disposition of that request but WHCC only paid the interest due on July 31, 1998. Management believes the request will be approved.

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

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has three lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,200,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of July 31, 1998, the Company had $1,109,400 in borrowings under this line of credit. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.

     Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at July 31, 1998 was $99,600.

     On January 16, 1997, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. Outstanding borrowings under this facility will bear interest at the rate of prime plus 1 1/2%, payable monthly, and the outstanding balance as of July 31, 1998 was $240,000. The line of credit was reviewed on August 14, 1998 and renewed until January 16, 1998. In aggregate $101,000 was available from LSB for future borrowings at April 30, 1998.

     The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.

     MWH has lines of credit with two Honduran banks in an aggregate amount of $590,000. As of July 31, 1998, an aggregate of $529,000 had been borrowed under these lines, leaving approximately $61,000 for future borrowings. Borrowings bear interest at a rate that ranges between 28% and 35% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which was $52,812 and $40,867 in the fiscal first quarter of 1998 and 1997, respectively The positive cash contribution in fiscal quarter were primarily as a result of a reduction in consolidated inventories and an increase in current liabilities. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.

     As of July 31, 1998, accounts receivable had increased by approximately $96,000 since the beginning of the fiscal year, mostly as a result higher sales late in the quarter. The receivables represented a turnover rate of about forty-eight days, a decrease of about three days when compared to the turnover rate reported at April 30, 1998.

     Other liabilities increased by approximately $68,000 reflecting a temporary overdraft at the foreign facility for the purchase of raw materials (wood). The Company has generally paid its vendors and material suppliers within their terms.

     Consolidated inventories decreased by about $92,000 during the fiscal quarter ended July 31, 1998 primarily a result of a decrease of about $144,000 to the inventory of domestically produced goods as a results of lower scheduled assembly production to generate operating funds. The Company domestic inventories of foreign produced products and inventories at the Honduran facility increased by about $52,000 at the end of the quarter as compared to those reported at April 30, 1997 in response to increased production and a larger backlog of orders for those products.

     Property and equipment is reported to have increased by about $7,300 during the fiscal quarter. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 1998 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the fiscal quarter ended July 31, 1998 was approximately $7,300 used primarily to upgrading the Company's Honduran facilities.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 13.38 lempira to the dollar at July 31, 1998. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.88 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

     As of September 1, 1996, the Company executed an Employment and Stock Purchase Agreement with Arthur F. Bingham (the "Agreement"). On October 10, 1996 Mr. Bingham loaned the Company $285,694 at terms included in an addendum to the Agreement. On February 12, 1997 and, during the Company's last fiscal quarter, Mr. Bingham purchased 600,000 shares of common stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. Mr. Bingham has also been granted options to purchase 450,000 additional shares at option prices ranging from $.80 to $1.30 per share, 300,000 of which are subject to certain performance conditions.

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

     Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position was tight during all of fiscal years 1996, 1997 and 1998, having experienced excessive wood deliveries early in the fiscal year 1996 and then a slow furniture economy and lower sales during the balance of these fiscal years while the Company continued to service its high level of indebtedness. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997.

     Management recognized early in fiscal year 1997, that if sales, then in decline, were to be restored to a level necessary to achieving adequate profits it would first be necessary to manage the Company's limited finances in a manner that would maintain sufficient funds to support continued operations until its marketing efforts produced increased sales volume. In addition management believed it essential that the Company's financial condition be strengthened by providing funds both to finance a recovery and to addressing the debt-equity problem in general. A strategy was formulated that addressed securing the necessary funding and improving the debt-equity problem. The plan consists primarily of (i) the private placement of stock to Mr. Bingham, (ii) the Company's debt restructuring, both as discussed hereinabove, (iii) the offering of stock to the shareholders of Company and to the public, as discussed herein below, (iv) the grant of options to certain key employees, discussed in the Notes to the Consolidated Financial Statements, and (v) reducing inventories to finance continued operations, as discussed hereinbelow.

     On February 21, 1997, the Company filed a registration statement with the Securities and Exchange Commission for the offer and sale of 1,689,887 shares of its common stock. The shares were to have been offered first to the holders of record of its outstanding common stock as of a date at or about the time that the registration statement becomes effective, who would have had the right for thirty days to purchase one additional share for each share then held at a price of $.50 per share. Each Wellington Hall shareholder as of that date could also have subscribed within that thirty day period for additional shares, and any available shares would have been sold to shareholders who had subscribed therefor on a pro rata basis. Any shares still remaining after the expiration of the offering to Wellington Hall shareholders could have been sold to persons who were not directors, officers or shareholders of Wellington Hall.

     The aforementioned stock offering has been canceled because of the operating losses and all related cost, estimated to have been about $65,000, have been expensed.

     The foregoing plan, during fiscal year 1997 removed some of the pressure on the Company's working capital, made funds available to support marketing requirements and slowed the negative effect of servicing the debt. During fiscal year 1998, the sale of excessive inventories at highly discounted prices generated funds to support continued operations.

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

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED JULY 31, 1998  COMPARED TO THE THREE  MONTHS ENDED JULY 31,
1997

     Consolidated revenues for the first fiscal quarter ended July 31, 1998 and 1997 were $1,561,252 and $1,574,186 respectively or essentially unchanged. Sales of domestically produced goods (DPG) for the first quarter of fiscal year 1999 were about $968,081, down $15,455 or 1.6% from the $968,781 reported last year. Sales of foreign produced goods (FPG), net of intercompany sales, for the first quarter were approximately $768,211 in 1998 versus $758,262 in 1997 representing an increase of $9,949 or 1.3% over the previous year's sales. These sales results were affected by changes in the Company's prices on those products distributed through retailers. Those prices were increased between four and five percent in October 1997. The prices for DPG were additionally increased, effective August 15, 1998, by an additional 5 to 6% to improve margins on that portion of the company's product lines. Because of the level of the backlog of orders for those products, the effect of the increase will not fully contribute to the margins until the third quarter ending January 31, 1999.

     The consolidated revenues included about $37,638 and $172,254, of highly discounted sales during the first quarters of fiscal year 1998 and 1997 respectively. This represents a decrease of $134,626 or 78% and effectively represents an improvement in regular sales of both DPG and FPG over those reported last year. Management has used highly discounted sales as a means of generating sales to both dispose of discontinued inventory, slow moving inventory and to generate operating capital in the past and particularly over portions of the last two fiscal years. These discounted sales have generally been generated at the Furniture Clearance Center or at "Tent" sales held at the Lexington, N.C. facility in May and October of 1997. In addition, management estimates that a list of inventory items published to the company's sales representation early in the fourth quarter of fiscal year 1998 may have accounted for another $200,000 or more in highly discounted sales in fiscal year 1998. All of the sales from the published list were at 50% of the regular wholesale price. Without these highly discounted sales, revenues for the year would have been significantly less. All of these sales contributed significantly and materially to "cost of goods sold" and to the reported operating losses reported for fiscal year 1998.

     Also materially important is the product mix making up the sales of FPG reported for the first quarters. The fiscal year 1998 results include sales to other manufacturers (OEM sales) of about $36,330, or 4.7% of the total, versus $253,462, or abut 33.4% of the total, for the first quarter of fiscal 1997. The decline in OEM sales were essentially offset by sale of the regular line products sold through retailers which amounted to about $553,448, or 69.4% of the total, versus $321,574, 42.2% of the total, reported for the quarters ended July 31, 1998 and 1997 respectively. The OEM in the current quarter had an acceptable margin included while those sales in 1997's first quarter had only a minimum margin included. All the sales of the Company's proprietary line have a high margin included and the 1998 results also included an additional margin from the price increase taken during the fiscal year 1998.

     The sales of domestic products during the first quarter were about the same as those reported last year but remains well below the Company's production capacity and an estimated level of sales necessary for the operation to be profitable. The company experienced a significant drop in the rate of incoming orders for these products last in 1994 and experienced a continuing downward trend through fiscal year 1998. Since late in 1998 and continuing now through August 1998, the rate of incoming orders for the DPG seem to have stabilized and possibly are showing some minimum increases. Several fundamental factors probably contribute to the cause of this trend including the somewhat distress level of the furniture economy during the period relative to the strong national economy, a shrinking distribution base, more and more retailers have gone out of business, changing consumer taste away from more formal designs such as the Company's products, and imports which have possibly undercut the value of domestically produced goods.

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

     The decline in domestic sales has also negatively effected the Company's foreign operations. The domestic operation was consuming a significant portion of the foreign output as dimension stock, carved and/or turned components and unfinished assemblies into domestic production. The decline has effectively cost the foreign operation its best and largest customer. To counteract this loss and to increase revenues and operations at the Honduran facility, effort has been directed at selling other manufacturers and wood consumers their products and production requirements; OEM sales. These sales during the quarter ended July 31, 1998 were about $36,000, down about $253,000 as compared to last years first quarter.

     The company introduced a number of new designs to its domestic product line at the International Furniture Market held in High Point, N.C. in April of 1998. These new items have been selected to better utilize the component and assembly capacity of the Honduran operation and the finishing capacity of the domestic operation. The resulting sales of those introductions were marginal. However, all the items have been committed to production though on a somewhat delayed schedule and November-December delivery such that additional orders can be solicited at the October 1998 market to assure all the production is sold.

        The Company's firm backlog of orders on July 31, 1998 was about $2,184,000, down about 6.6% from the backlog of about $2,382,000 on April 30, 1998 and up about 6.9% from the $2,025,972 reported at July 31, 1997. The July 31, 1998 backlog included about $1,471,000 of domestically-manufactured products, as opposed to about $1,327,000 included in the April 30, 1998 backlog and $1,208,224 included in the July 31, 1997 backlog, which increase from April reflects a slight increase in the rate of incoming orders late in the quarter. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $712,849 on July 31, 1998 versus about $1.055,00 on April 30, 1998 and
$817,745 on July 31, 1996. The decrease primarily reflects increase production and shipments of those products during the quarter.

     The company had at July 31, 1998 an additional backlog of approximately $640,000 for products it has begun marketing under the name Wellington Hall Imports. These new company sponsored designs will be manufactured exclusively for the company by a foreign manufacturer with whom management has established a relationship. The company has no contractual relationship with the supplier. The company planned to officially introduce the line at the International Furniture Market held in High Point, N.C. in April of 1998 but samples did not arrive and now the plan is to introduce the products at the market scheduled for October of 1998. Pre-marketing began throughout the country in early February, 1998. To date the response has been very significant, and by mid-March the company had received most of the orders reflected in the above mentioned backlog. The backlog has been excluded from the total because of uncertainties about this manufacturers ability to produce the quality of product the Company requires. Presently, the Company expects to make a final decision on releasing production to this source, which would become available to begin shipping during the third fiscal quarter ending January 31, 1999, on receipt of samples expected in early October 1998.

     In August of 1998, management made the initial contact with a second foreign manufacturer and developed and present a new set of Company sponsored designs for this source to potentially manufacture and for the Company to market and distribute. Management believes this second source to better equipped and to have a more experienced workforce and is quite capable of producing the quality products the Company can sale and ship. The cost or price advantage from this source is expected to be made late in September 1998.

     Cost of sales decreased approximately $194,917 to about $1,155,595 when compared to the $1,350,517 reported last year. As a percent of sales, the cost was 74.2% versus 83.69% for the fiscal first quarter ended July 31, 1998 and 1997 respectively. Selling, general, and administrative expenses decreased about $53,739 or 13%, dropping from $396,855 in the first quarter last year to $343,116 at July 31, 1998. These declines are directly related to the before mentioned product mix whereby the percent of low margin OEM sales included in the 1997 results decline significantly and were replaced by almost an equal percentage of sales for high margin products sold through retailers. These costs will remain at similar levels if the Company's backlog of orders for FPG remains high enough to support the level of sales achieved during the first quarter. The decline in highly discounted sales also contributed materially to the reductions to cost of sales and to the reductions to S, G, and A expenses.

     Interest expenses of $111,153 and $116,209 in at July 31, 1998 and 1997 respectively. The decrease reflects a decrease in the interest rate applied to the Company's borrowings.

     For the fiscal quarter ended July 31, 1998, operating income (earning before interest and taxes) were about $62,541, .027 cents per share, compared to a loss of ($173,180), (.076) cents per share for quarter ended July 31, 1997. The net income for the first quarter of fiscal year 1999 was a loss of about ($62,717), (.027) cents per share versus a loss of about ($289,389) or (12.6) cents per share at July 31, 1997.

     The net loss reported in the first quarter ended July 31, 1998 are a result generally of slow sales for DPG, low levels of assembly production at the Lexington facility and the company's limited operating capital. Because of the slow sales and to avoid increasing inventories, it was necessary, during the first quarter to reduce production volumes, primarily assembled production, in the Company's domestic operations to levels below that required to manage labor and overhead cost. The Company continued to sale off inventories at discounted prices to generate cash to cover the operating loss and to finance continued operations but the level of these sales during the quarter ended July 31, 1998 that had only minimal effect on profits. The Company has opened an Outlet Store at its Lexington facility which is expected to replace the Company's involvement with the Furniture Clearance Center and "tent" sales. Management believes this Outlet will achieve a sales volume suitable to the Company's need and without the losses which have been absorbed from the means being discontinued.

     The Company's profits from foreign operations increased in the first quarter with MWH and WHCC contributing materially. MWH had one of its best shipping quarters which in turn allowed WHCC to ship a much higher level of profitable sales with less discounted goods. An order received in the fourth quarter of 1998 from a new dealer off shore was mostly responsible for the improved results.

     Sales of foreign produced products for the upcoming quarter are expected to improve as production at the Honduras facility rises allowing the higher backlog of orders for these products to be shipped. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received for those products as the quarter progresses. However, and in retrospect, management believes a high level of production could have been scheduled for domestic operation in the first quarter and does expect improvement in that regards in the quarter ending October 31, 1998.

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

          (a)  Exhibits Filed:

               Exhibit No.                        Description

                   3.1 Amended and Restated Charter of Wellington Hall Limited. Incorporated by reference

                   3.2        Bylaws of Wellington  Hall,  Limited,  as amended.
                              Incorporated by reference

                   10.28 Note Modification Agreement dated July 16, 1998 between the Company and Lexington State Bank

          (b)  Reports on From 8-K filed during the quarter ended July 31, 1998:
               None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                               (Registrant)

Date: September 12, 1998                By: /s/ Hoyt M. Hackney, Jr.
                                            -------------------------------
                                            Hoyt M. Hackney, Jr., President and,
                                            Chief Executive Officer,
                                            Chief Financial Officer