Form 10QSB
period 1998-10-31
WELLINGTON HALL LTD
filed 1998-12-15
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended October 31, 1998
                                 ----------------

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

          425 John Ward Road
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


Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                        Number of Shares                      Date
    -----                        ----------------                      ----
Common Stock                        2,289,887                   October 31, 1998

Traditional Small Business Disclosure Format:

            YES [X]      No [ ]
No __

                               Page 1 of 11 Pages

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries


PART 1.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheet - October 31, 1998              3

          Condensed consolidated statements of income - Six months ended       4
            October 31, 1998 and 1997

          Condensed consolidated statements of cash flows- Six
            months ended October 31, 1998 and 1997                             5

          Notes to condensed consolidated financial
            statements - October 31, 1998                                      6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                      8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    12

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                  (UNAUDITED)
                                  -----------

                                                   Quarter Ended     Year Ended
                                                    October 31,       April 30,
                                                        1998            1998
                                                    -----------     -----------
                         ASSETS
Current assets:
  Cash:
    Cash on hand                                    $       400     $       400
    Cash in demand deposits                              12,391          32,114
  Accounts receivable:
    Trade                                               686,762         726,612
    Less, allowance for doubtful accounts               (63,843)        (66,947)
  Note receivable - officer                         $         0          12,605
  Inventories                                         3,922,322       4,010,961
  Prepaid expenses                                       43,177          79,568
  Deferred income taxes                             $         0     $         0
                                                    -----------     -----------
                                                      4,600,808       4,793,882
                                                    -----------     -----------
Property and equipment:
  Cost                                                2,187,240       2,187,922
  Less, accumulated depreciation                     (1,409,782)     (1,366,915)
                                                    -----------     -----------
                                                        777,458         821,007
                                                    -----------     -----------
Other assets:
  Deferred income taxes                                 125,851         125,851
  Other                                                  27,364          35,059
                                                    -----------     -----------
                                                        153,215         158,910
                                                    -----------     -----------
                                                    $ 5,531,482     $ 5,777,230
                                                    -----------     -----------

                         LIABILITIES
Current liabilities:
  Current maturities on long-term debt              $   944,668     $   356,264
  Notes payable - other                               2,019,606       1,998,360
  Accounts payable - trade                              515,050         567,100
  Customer deposits                                      76,505          64,177
  Other current liabilities                             461,914         382,811
                                                    -----------     -----------
                                                      4,029,648       3,115,228
Noncurrent liabilities:
  Long-term debt, less current maturities               261,672         905,026
  Deferred compensation accrual                         276,000         264,000
                                                    -----------     -----------
                                                      4,536,206       4,537,732
                                                    -----------     -----------
                         STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares;
  no par; shares issued and outstanding
  1997 - 2,289,887 and 1996 - 1,689,887               3,354,531       3,354,531

Preferred stock; authorized 5,000,000 shares;
  $5 par; no shares issued and outstanding
  for 1997 and 1996                                           0               0

Cumulative translation adjustments                   (1,892,960)     (1,870,875)

Retained earnings                                      (497,411)       (244,164)
                                                    -----------     -----------
                                                        964,161       1,239,492
                                                    -----------     -----------
                                                    $ 5,531,482     $ 5,777,230
                                                    ===========     ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

                                                     Three Months Ended              Six Months Ended
                                                         October 31,                    October 31,
                                                     1998           1997           1998            1997
                                                 -----------     ----------    -----------     -----------
Revenue:
  Sale of furniture                              $ 1,351,361     $1,467,983    $ 2,907,881     $ 3,040,802
  Other income                                         1,868            253          6,600           1,620
                                                 -----------     ----------    -----------     -----------

                                                 $ 1,353,229     $1,468,236    $ 2,914,481     $ 3,042,422
                                                 -----------     ----------    -----------     -----------
Cost and expenses:
  Cost of goods sold                               1,042,464      1,004,333      2,198,059       2,320,610
  Other operating, selling, general
    and administrative expenses                      389,774        341,169        732,890         772,258
  Interest expense                                   110,427        113,775        221,580         229,985
                                                 -----------     ----------    -----------     -----------
                                                   15,42,665      1,459,277      3,152,529       3,322,852

                                                 -----------     ----------    -----------     -----------
      Income (loss) before
        income taxes (benefits)                  ($  189,436)         8,959       (238,048)       (280,430)

Income tax benefits                                   (5,627)         3,176          8,478           3,176
                                                 -----------     ----------    -----------     -----------

      Net income (loss) for
        the years                                $  (183,809)    $    5,783    $  (246,526)    $  (283,606)
                                                 ===========     ==========    ===========     ===========

Earnings (loss) per share of common stock:
  Primary and assuming full dilution:

  Net income (loss) for the years                $      (.08)         $ -0-    $      (.11)    $      (.12)
                                                 ===========     ==========    ===========     ===========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                           Six Months Ended
                                                              October 31,

                                                          1998           1997
                                                       ---------      ---------
Cash flows from operating activities:
  Net income (loss) for the years                      $(246,510)     $(283,606)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
    Depreciation                                          49,291         48,263
    Gain on sale of equipment
    Deferred compensation                                 12,000         12,000
    Deferred income taxes                                    -0-            -0-
    Changes in assets and liabilities:
      Accounts receivable                                 32,963        206,504
      Note receivable, officer                            12,605         13,832
      Inventories                                         59,337       (120,306)
      Prepaid expenses                                    35,764        (17,149)
      Other assets                                          (638)           310
      Accounts payable, customer deposits,
        and other current liabilities                     52,515        214,530
                                                       ---------      ---------
      Net cash provided by (used for)
        operating activities                              (7,327)        74,378
                                                       ---------      ---------

Cash flows from investing activities:
  Purchase of equipment                                   (7,260)       (15,620)
                                                       ---------      ---------

Net cash used for investing activities                    (7,260)       (15,620)
                                                       ---------      ---------
Cash flows from financing activities:
  Short-term borrowings                                   34,961         (6,713)
  Payments on long-term debt                             (54,022)       (85,001)
  Proceeds from issuance of  stock                           -0-            100
                                                       ---------      ---------
    Net cash provided by (used for)
      financing activities                               (19,061)       (91,614)
                                                       ---------      ---------

Effect of exchange rate changes on cash                   (1,468)         5,127
                                                       ---------      ---------

    Net increase (decrease) in cash                      (35,116)       (27,729)

Cash, beginning of years                                  47,507         54,062
                                                       ---------      ---------

Cash, end of years                                     $  12,391      $  26,287
                                                       =========      =========
Cash paid during the years for:
  Income taxes                                              $-0-           $-0-
                                                       =========      =========

  Interest                                             $ 221,580      $ 229,985
                                                       =========      =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                October 31, 1998

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     13.62 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 13.40 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately ($1,037) and $5,127 during the six month period ended October 31, 1998 and 1997 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of October 31, 1998, total stockholders' equity was $964,161 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $314,217 and $867,123 respectively.

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

     On July 22, 1998, WHCC requested that OPIC waiver the principal due on July 30, 1998 and on October 31, 1998. As of December 14, 1998, WHCC had not been notified as to the final disposition of that request. WHCC only paid the interest due on July 31, 1998 and on October 31, 1998. The entire outstanding OPIC loan balance of $867,123 scheduled for payment on or before October 31, 1999 is reflect on the Company's Consolidated Balance Sheets as a current liability under "Current Maturities on long-term debt".

     The OPIC loan prohibits the payment of dividends and other distributions by Wellington Hall and requires that it maintain a stated amount of tangible net worth as well as certain financial ratios, including current assets to current liabilities and total indebtedness to tangible net worth. In addition, WHCC is required to maintain a stated amount of current assets in excess of current liabilities, and WHCC and MWH are required to maintain stated ratios of current assets to current liabilities and indebtedness to tangible net worth. Wellington Hall, WHCC an MWH are not in compliance with all the requirements of the OPIC loan.

     Under the OPIC loan arrangement, Wellington Hall is obligated to supply any necessary funds to WHCC to meet WHCC's obligations thereunder, and MWH has also guaranteed the obligations of WHCC. The OPIC loan is secured by substantially all of the tangible assets of the Honduran Facilities.

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has three lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,200,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of October 31, 1998, the Company had $1,109,400 in borrowings under this line of credit. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.

     Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at October 31, 1998 was $99,600.

     On January 16, 1997, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. Outstanding borrowings under this facility will bear interest at the rate of prime plus 1 1/2%, payable monthly, and the outstanding balance as of October 31, 1998 was $250,000. The line of credit was reviewed on August 14, 1998 and renewed until January 16, 1999. In aggregate $81,000 was available from LSB for future borrowings at October 31, 1998.

     The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.

     MWH has lines of credit with two Honduran banks in an aggregate amount of approximately $590,000. As of October 31, 1998, an aggregate of about $550,000 had been borrowed under these lines, leaving approximately $40,000 for future borrowings. Borrowings bear interest at a rate that ranges between 28% and 24% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which were about ($7,327) and $74,378 at the end of the fiscal second quarters of 1998 and 1997, respectively The negative cash contribution reported in the fiscal half year were primarily as a result of operating losses, approximately $246,000, not being totally off set by non cash expenses of about $61,000, asset reductions of approximately $140,000, and an increase in current liabilities of about $46,000. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.

     As of October 31, 1998, accounts receivable had decreased by approximately $33,000 since the beginning of the fiscal year, mostly as an improved turn over rate. The receivables represented a turnover rate of about forty-three days, a decrease of about eight days when compared to the turnover rate reported at April 30, 1998.

     Consolidated inventories decreased by about $59,000 during the fiscal quarter ended October 31, 1998 primarily a result of a decrease to the inventory of domestically produced goods. The Company domestic inventories of foreign produced products and inventories at the Honduran facility remained about the same at the end of the second quarter as those reported at April 30, 1998.

     Current liabilities increased by approximately $45,000 reflecting a temporary overdraft at the foreign facility for the purchase of raw materials
(wood). The Company has generally paid its vendors and material suppliers within their terms.

     Property and equipment is reported to have decreased by about $8,200 during the first half of fiscal 1999. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 1999 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the fiscal half year ended October 31, 1998 was approximately $7,300 used primarily to upgrading the Company's Honduran facilities.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 13.68 lempira to the dollar at October 31, 1998. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.89 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     The foregoing plan, during fiscal year 1997 removed some of the pressure on the Company's working capital, made funds available to support marketing requirements and slowed the negative effect of servicing the debt. During fiscal year 1998 and the first half of fiscal year 1999, the sale of excessive inventories at highly discounted prices generated funds to support continued operations.

     The Company leased a 8,800 square-foot showroom located in High Point, North Carolina. Approximately 4,400 square feet of space was utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets. The balance of the space was subleased to another manufacturer. On March 1, 1998 the Company's lease was amended to include only the 4,400 square feet of space the Company was actually using. The Company believes the showroom is in good condition and suitable for its intended use and the amendment to the lease will have no material effect on the Company's intended use of the space. The Company's monthly obligation for rent will be be $4,025 versus approximately $9,050 prior to the execution of the amendment. The lease expires on February 28, 1999.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1997

     Consolidated revenues for the second quarter were down about $115,000 or 7.8% and decreased approximately $128,000 or 4.2% for the first half of the fiscal year when compared with the result reported last year. The decline was, primarily, a result of reduced sales of domestically produced goods (DPG). Sales of domestically produced goods for the quarter were about $966,000, down $83,000 or 7.9% from the $1,049,000 reported last year while sales for the six month period were approximately $1,934,000, down $99,000 or 4.9% from the $2,033,000 recorded last year. Sales of foreign produced goods, net of inter company sales, for the quarter were approximately $480,000 down $88,000 from the previous year's second quarter and were $1,068,000 for the twenty-six weeks a decrease of about $30,000 over the prior year.

     The sales of foreign produced goods have been negatively affected by excessive production down time at the Company's Honduran facility as a result of hurricane Mitch which passed through that country in October. Though the facility and its contents did not experience any physical damage, the employees on certain days were sent home to protect themselves and their belonging or could not come to work because of the damage to the roads and transportation system. The facility was already experiencing sporadic down time to accommodate the power company's efforts to replacing and upgrading the electrical cables in the distribution grid. In total, management estimated that eighteen work days were lost during the second quarter or, almost, the equivalent of a month.

     The consolidated revenues for the second fiscal quarter ended October 31, 1998 included about $66,000 versus about $211,000 reported last year and for the first half included $104,000 versus $418,000 of highly discounted sales. These results represents a decrease in the second quarter of about $145,000 or 69% and and a decline of about $312,000 or 75% during the six months. Since the declines in highly discounted sales are greater than the decline in total revenues then effectively non discounted regular sales of both DPG and FPG increased over those reported last year. Management has used highly discounted sales as a means to both dispose of discontinued inventory, slow moving inventory and to generate operating capital in the past and particularly over portions of the last two and the current fiscal years. These discounted sales have generally been generated at the Furniture Clearance

Center or at "Tent" sales held at the Lexington, N.C. facility in May and October of 1997. In addition, management estimates that a list of inventory items published to the company's sales representation early in the fourth quarter of fiscal year 1998 may have accounted for another $200,000 or more in highly discounted sales in fiscal year 1998. All of the sales from the published list were at 50% of the regular wholesale price. Without these highly discounted sales, revenues for the year would have been significantly less. All of these sales contributed significantly and materially to "cost of goods sold" and to the reported operating losses reported for fiscal year 1998 and beyond.

     Reported revenues have been affected by changes in the Company's prices on those products distributed through retailers. Those prices, both DPG's and FPG's were increased between four and five percent in October 1997. The prices for DPG were additionally increased, effective August 15, 1998, by an additional 5 to 6% to improve margins on that portion of the company's product lines. Because of the level of the backlog of orders for those products, the effect of the increase will not fully contribute to the margins until the third quarter ending January 31, 1999.

     Also materially important is the product mix of the FPG sales reported for the fiscal year through October 31, 1998. The sales of FPG's during the fiscal second quarter of 1999 include OEM sales (sales to other manufacturers) of about $28,700, or 5.9% of the total, versus about $85,000, or abut 14.9% of the total, for the second quarter of fiscal 1998. During the first half year of fiscal year 1999, total sales of FPG's include OEM sales (sales to other manufacturers) of about $65,000, or 6% of the total, versus about $338,000, or abut 30.7% of the total, for the first half of fiscal 1998. The decline in OEM sales has been essentially offset during the six months period by sale of the regular line products sold through retailers which amounted to about $979,000, or 91.6% of the total, versus approximately $630,000, 57% of the total, reported for the period last year. The OEM in the current year include an acceptable profit margin while those sales in fiscal 1998, particularly in the first quarter, had only a minimum margin included. All the sales of the Company's proprietary line are believed to have a high profit margin included.

     The sales of domestic products during the first half of fiscal 1999 were about the same as those reported last year but remains well below the Company's production capacity and an estimated level of sales necessary for the operation to be profitable. The company experienced a significant drop in the rate of incoming orders for these products last in 1994 and experienced a continuing downward trend through fiscal year 1998. Since late in 1998 and continuing now through October 1998, the rate of incoming orders for the DPG seem to have stabilized and possibly have shown some minimum increases. Several fundamental factors probably contribute to the cause of this trend including the somewhat distress level of the furniture economy during the period relative to the strong national economy, a shrinking distribution base, more and more retailers have gone out of business, changing consumer taste away from more formal designs such as the Company's products, and imports which have possibly undercut the value of domestically produced goods.

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

     The decline in domestic sales has also negatively effected the Company's foreign operations. The domestic operation was consuming a significant portion of the foreign output as dimension stock, carved and/or turned components and unfinished assemblies into domestic production. The decline has effectively cost the foreign operation its best and largest customer. To counteract this loss and to increase revenues and operations at the Honduran facility, effort has been directed at selling other manufacturers and wood consumers their products and production requirements; OEM sales. These sales during the quarter ended October 31, 1998 were about $28,000, down about $57,000 as compared to last years second quarter.

     The company introduced a number of new designs to its domestic product line at the International Furniture Market held in High Point, N.C. in April of 1998 and October of 1998. These new items have been selected to better utilize the component and assembly capacity of the Honduran operation and the finishing capacity of the domestic operation. The resulting sales of those introductions were marginal. However, practically all the items have been committed to production and could effect the results of the fiscal third quarter ending January 31, 1999.

     The Company's firm backlog of orders on October 31, 1998 was about $2,071,000, down about 13% and 2% respectively when compared with the backlog of about $2,382,000 on April 30, 1998 and the approximate backlog of $2,115,000 reported at October 31, 1997. The current backlog included about $1,423,000 of domestically manufactured products, as opposed to about $1,327,000 included in the April 30, 1998 backlog and about $1,192,000 included in the October 31, 1997 backlog , which increase reflects orders received at the semi annual furniture market held in High Point N.C. each April and October. The backlog for WHCC and Honduran-produced products, less inter company orders, was approximately $648,000 on October 31, 1998 versus about $1,055,000 on April 30, 1998 and about $924,000 on October 31, 1997. The decrease primarily reflects a decrease in orders from other manufacturers for their products (OEM sales) and an increase in the shipment and service for that portion of the Company foreign produced line normally sold through retailers.

     The company had at October 31, 1998 an additional backlog of approximately $240,000 for products it has begun marketing under the name Wellington Hall Imports. These new company sponsored designs will be manufactured exclusively for the company by a foreign manufacturer with whom management has established a relationship. The company has no contractual relationship with the supplier. The company planned to officially introduce the line at the International Furniture Market held in High Point, N.C. in April of 1998 but samples did not arrive and now the plan is to introduce the products at the market scheduled for October of 1998. Pre-marketing began throughout the country in early February, 1998. To date the response has been very significant, and by mid-March the company had received most of the orders reflected in the above mentioned backlog. The backlog has been excluded from the total because of uncertainties about this manufacturers ability to produce the quality of product the Company requires. Presently, the Company expects to make a final decision on releasing production to this source, which would become available to begin shipping during the third fiscal quarter ending January 31, 1999, on receipt of samples expected in early October 1998.

     In August of 1998, management made the initial contact with a second foreign manufacturer and developed and present a new set of Company sponsored designs for this source to potentially manufacture and for the Company to market and distribute. Management believes this second source to better equipped and to have a more experienced work force and is quite capable of producing the quality products the Company can sale and ship. The cost or price advantage from this source is expected to be made late in September 1998.

     Cost of sales increased approximately $38,000 to about $1,042,000 for the second quarter ended October 31, 1997 and were 77% of sales. These cost for the half year were 75% of sales and decreased approximately $123,000 or 5% as compared with last year. This decrease probably reflects the reduced level of the sales of highly discounted goods and a more favorable product mix comprising the sales of FPG's.

     Selling, general and administrative expenses increased about $49,000 or 11 % for the second fiscal quarter but decreased about $39,000 during the first half year relative to the previous years results. The increases recorded in the quarter were sales aids expense and the decrease during the half year reflected the termination of the Company's relationship with the Furniture Clearance Center used to sales discontinued goods and/or seconds which the Company is now doing in an outlet recently opened in the Lexington N.C. facility. The Company will continue to support it marketing effort with more effective sales aids.

     Interest expenses of about $110,000 for the fiscal quarter represent an decrease of about $3,000 when compared with that paid during the previous year second quarter. For the six month period, interest expenses were approximately $221,000 down about $8,000 compared with the same period the prior year. These declines are mostly a result of lower interest the company is being charged on most of its outstanding debt.

     For the the fiscal quarter ended October 31, 1998, operating income (earnings before interest and taxes) was a loss of about $79,000, (3.5) cents per share, compared to $122,000, 5.0 cents per share for quarter ended October 31, 1997. For the six month period ended October 31 1997 the operating income was a loss of about ($16,000), ($.007) per share versus the previous years loss of about $50,000 or ($.022) per share. Net income for the second quarter was a loss of about $5,783, virtually breaking even, while for the six month period there is a net loss of about ($247,000) or ($.11) per share, compared to a net loss of about ($283,606) or ($.12) per share for the prior year's two quarters.

     The net loss reported for the first half fiscal year and second fiscal quarter ended October 31, 1998 are a result generally of slow sales for DPG, low levels of assembly production at the Lexington facility and the company's limited operating capital. Because of the slow sales and to avoid increasing inventories, it was necessary, during the first quarter to reduce production volumes, primarily assembled production, in the Company's domestic operations to levels below that required to manage labor and overhead cost. The Company continued to sale off inventories at discounted prices to generate cash to cover the operating loss and to finance continued operations but the level of these sales during the period ended October 31, 1998 had only minimal effects on profits. The Company has opened an Outlet Store at its Lexington facility which is expected to replace the Company's involvement with the Furniture Clearance Center and "tent" sales. Management believes this Outlet will achieve a sales volume suitable to the Company's need but with minimal losses relative to the means employed previously.

     The Company's profits from foreign operations increased in the first quarter with MWH and WHCC contributing materially. MWH had one of its best shipping quarters which in turn allowed WHCC to ship a much higher level of profitable sales with less discounted goods. An order received in the fourth quarter of 1998 from a new dealer located off shore was mostly responsible for the improved results. The results from foreign operations diminished during the second quarter as a results of unavoidable production down time experience in Honduras mostly as a result of hurricane Mitch.

     Sales of foreign produced products for the upcoming quarter are expected to return to the level achieved in the first quarter as production at the Honduras facility has been restored and no additional interruptions are presently anticipated. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received for those products as the quarter progresses. Management has scheduled a higher level of domestic production for the third quarter ended January 31, 1999 and expects production and the sales of new productions to impact the quarterly sales.

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


          (b) Reports on From 8-K filed during the quarter ended October 31, 1998: None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                              (Registrant)

Date: December 15, 1998                 By: /s/ Hoyt M. Hackney, Jr.
                                            -----------------------------------
                                            Hoyt M. Hackney, Jr., President and
                                            Chief Executive Officer
                                            Chief Financial Officer