Form 10QSB
period 1999-01-31
WELLINGTON HALL LTD
filed 1999-03-15
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the Period Ended January 31, 1999
                          ----------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Transition period from __________________to_______________

Commission file number 0-3928

                            Wellington Hall, Limited
             ------------------------------------------------------
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

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                       Number of Shares                      Date
    -----                       ----------------                      ----
Common Stock                       2,289,887                    January 31, 1999

Traditional Small Business Disclosure Format:  YES [X]    No [ ]

                               Page 1 of 11 Pages

                                     INDEX

                   Wellington Hall, Limited and Subsidiaries

PART 1. FINANCIAL INFORMATION                                           PAGE NO.

Item 1. Financial Statements (Unaudited)

     Condensed consolidated balance sheet - January 31, 1999               3

     Condensed consolidated statements of income - Nine months ended       4
     January 31, 1999 and 1998

     Condensed consolidated of cash flows - Nine months ended              5
     January 31, 1999 and 1998

     Notes to condensed consolidated financial statements -                6
     January 31, 1999

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                      7

Part II. Other Information                                                 8

     Item 6. Exhibits and Reports on Form 8-K                             12

     Signatures

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (unaudited)
                                  -----------

                                                        Quarter Ended     Year Ended
                                                           January         April 30,
                                                             1999            1998
                                                         -----------     -----------
         ASSETS
Current assets:
   Cash:
      Cash                                               $    20,715     $    32,514
   Accounts receivable:
      Trade                                                  848,062         722,077
      Allowance for Bad Debt                                 (63,843)        (63,843)
   Note receivable - officer                             $         0          12,605
   Inventories                                             3,649,495       4,010,961
   Prepaid expenses                                           34,583          79,567
         Total Current Assets                              4,489,011       4,793,882
                                                         -----------     -----------
Property and equipment:
   Cost                                                    2,179,931       2,195,476
   Less, accumulated depreciation                         (1,429,627)     (1,366,915)
                                                         -----------     -----------
                                                             750,304         828,561
                                                         -----------     -----------
Other assets:
   Deferred income taxes                                     125,851         125,851
   Other                                                      27,831          27,505
                                                         -----------     -----------
                                                             153,682         158,910
                                                         -----------     -----------
                                                         $ 5,392,998     $ 5,775,799
                                                         -----------     -----------
         LIABILITIES
Current liabilities:
   Current maturities on long-term debt                  $   924,347     $   356,262
   Notes payable - Banks                                   1,961,943       1,998,360
   Accounts payable - trade                                  597,447         562,763
   Sundry                                                     17,097          13,064
   Customer deposits                                         101,572          64,177
   Other current                                             494,933         372,553
                                                         -----------     -----------
                                                           4,097,339       3,367,180

Noncurrent liabilities:
   Long-term debt, less current maturities                   249,895         905,026
   Deferred compensation accrual                             282,000         264,000
                                                         -----------     -----------
                                                           4,629,234       4,536,206
                                                         -----------     -----------
         STOCKHOLDERS EQUITY:
Common stock; authorized 6,000,000 shares;
   no par; shares issued and outstanding
   1997 - 2,289,887 and 1996 - 1,689,887                   3,354,531       3,354,531

Preferred stock; authorized 5,000,000 shares; $5 par
   no shares issued and outstanding for 1997 and 1996              0               0

Cumulative translation adjustments                        (1,904,605)     (1,870,875)

Retained earnings                                           (686,163)       (244,063)
                                                         -----------     -----------
   Total Stockholders Equity                                 763,764       1,239,593
                                                         -----------     -----------
   Total Liability & Equity                              $ 5,392,998     $ 5,775,799
                                                         ===========     ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (unaudited)
                                  -----------

                                          Three Months Ended              Nine Months Ended
                                              January 31,                    January  31,
                                         1999            1998            1999            1998
                                     -----------     -----------     -----------     -----------
Revenue:
   Sale of furniture                 $ 1,376,578     $ 1,327,101     $ 4,284,459     $ 4,367,904
   Other income                           (4,989)         14,055           1,611          15,675
                                     -----------     -----------     -----------     -----------
                                     $ 1,371,589     $ 1,341,156     $ 4,286,070     $ 4,383,578
                                     -----------     -----------     -----------     -----------
Cost and expenses:
   Cost of goods sold                  1,130,025       1,032,302       3,328,084       3,352,912
                                     -----------     -----------     -----------     -----------

         Gross Profit                    241,564         308,854         957,985       1,030,666

Other operating, selling, general
   and administrative expenses           346,176         311,197       1,060,460       1,083,455
Interest expense - L/T                    25,209          34,596          95,870         104,544
Interest expense - S/T                    69,602          78,017         220,521         237,854
                                     -----------     -----------     -----------     -----------
         Total                           440,987         423,810       1,376,851       1,425,853
                                     -----------     -----------     -----------     -----------
   Income before Taxes and
      Extraordinary Items            ($  199,423)    ($  114,756)    ($  418,866)    ($  395,186)

Income tax                           $     5,041     ($      251)         13,518           2,925
                                     -----------     -----------     -----------     -----------
   Net income (loss) for
      the years                      ($  204,464)    ($  114,505)    ($  432,384)    ($  398,111)
                                     ===========     ===========     ===========     ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (unaudited)
                                  -----------
                                                           Nine Months Ended
                                                              January 31,
                                                          1999           1998
                                                       ---------      ---------
Cash flows from operating activities:
   Net income (loss) for the years                     $(432,385)     $(398,184)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
      Depreciation                                        73,261         72,055
      Gain on sale of equipment
      Deferred compensation                               18,000         18,000
      Deferred income taxes                                  -0-         (3,600)
      Changes in assets and liabilities:
      Accounts receivable                               (129,469)       239,056
      Note receivable, officer                            12,605         13,832
      Inventories                                        317,872        (33,747)
      Prepaid expenses                                    43,401         39,808
      Other assets                                        (1,610)           309
      Accounts payable, customer deposits,
         and other current liabilities                   211,770        164,275
                                                       ---------      ---------
      Net cash provided by (used for)
         operating activities                            113,445        111,803
                                                       ---------      ---------
Cash flows from investing activities:
   Purchase of equipment                                  (9,580)       (44,925)
                                                       ---------      ---------
      Net cash used for investing activities              (9,580)       (44,925)
                                                       ---------      ---------
Cash flows from financing activities:
   Short-term borrowings                                 (14,177)        13,564
   Payments on long-term debt                            (85,546)      (127,820)
   Proceeds from issuance of stock                             0              0
                                                       ---------      ---------
      Net cash provided by (used for)
         financing activities                            (99,723)      (114,256)
                                                       ---------      ---------

Effect of exchange rate changes on cash                   (3,116)        13,761
                                                       ---------      ---------
   Net increase (decrease) in cash                         1,026        (33,516)
Cash, beginning of years                                  19,689         54,029
                                                       ---------      ---------

Cash, end of periods                                   $  20,715      $  20,467
                                                       =========      =========
Cash paid during the years for
   Income taxes                                        $     -0-      $     -0-
                                                       =========      =========

Interest                                               $ 316,391      $ 342,398
                                                       =========      =========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 1999

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     13.87 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 13.55 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately ($575) and $12,589 during the nine month period ended January 31, 1999 and 1998 respectively.

Item 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of January 31, 1999, total stockholders' equity was $763,764 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $302,440 and $846,801 respectively.

     The Lexington State Bank loan bears interest at the prime rate plus 1.5% and is payable in monthly installments of approximately $7,000 until maturity on April 10, 2002. It is secured by substantially all of the Company's domestic assets. The net proceeds of the loan were used to refinance indebtedness used to purchase and expand the Company's Lexington, North Carolina facility.

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

     On July 22, 1998, WHCC requested that OPIC waiver the principal due on July 30, 1998 and on October 31, 1998. As of March 15, 1999, WHCC had not been notified as to the final disposition of that request. WHCC only paid the interest due on July 31, 1998 and on October 31, 1998. On January 31, 1999 WHCC paid the interest that was due and made a principal payment of approximately $20,000. The entire outstanding OPIC loan balance of $846,801 scheduled for payment on or before October 31, 1999 is reflected on the Company's Consolidated Balance Sheets as a current liability under "Current Maturities on long-term debt".

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

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has three lines of credit with Lexington State Bank. Under its primary line, the Company may borrow the lesser of (i) $1,200,000 or (ii) the sum of 70% of the Wellington Hall's accounts receivable less than 60 days old, 50% of its finished good inventories and 10% of work in process and raw material inventories. As of January 31, 1999, the Company had $1,155,000 in borrowings under this line of credit. The Company pays interest monthly at the rate of prime plus 1% on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal.

     Wellington Hall is also indebted to Lexington State Bank under a demand loan for $100,000 borrowed in 1993 to finance working capital. The loan bears interest at the prime rate plus 1% payable monthly, and the outstanding balance at January 31, 1999 was $100,000.

     On January 16, 1997, Wellington Hall executed the loan documents that increased its line of credit from Lexington State Bank in the amount of $250,000. Outstanding borrowings under this facility will bear interest at the rate of prime plus 1 1/2%, payable monthly, and the outstanding balance as of January 31, 1999 was $250,000. The line of credit was reviewed on February 28, 1998 and renewed until March 16, 1999. Subsequent discussions with LSB indicated that the note will be extended until July 16, 1999. In aggregate $45,000 was available from LSB for future borrowings at January 31, 1999.

     The Lexington State Bank lines of credit and demand loan are secured by substantially all of the Company's domestic assets.

     MWH has lines of credit with two Honduran banks in an aggregate amount of approximately $500,000. As of January 31, 1999, an aggregate of about $457,000 had been borrowed under these lines, leaving approximately $43,000 for future borrowings. Borrowings bear interest at a rate that ranges between 29% to 32% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which were about $113,445 and $111,803 at the end of the fiscal third quarters of 1999 and 1998, respectively The positive cash contribution reported in the fiscal three quarters was primarily as a result of operating losses, approximately $419,000, being essentially off set by non cash expenses of about $91,000, inventory reductions of approximately $361,000, and an increase in current liabilities of about $164,000. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.

     As of January 31, 1999, accounts receivable had increased by approximately $126,000 since the beginning of the fiscal year. The entire increase developed during the third quarter because of increased sales of FPG's to retail accounts with terms of 3%,10 :net, 30. The receivables represented a turnover rate of about fifty-five days, about equal to the turnover rate reported at April 30, 1998.

     Consolidated inventories decreased by about $361,000 during the fiscal three quarters ended January 31, 1999 as a result of about equal decreases to the inventory of domestically produced goods and foreign produced products.

     Current liabilities, less current maturities, increased by approximately $165,000 reflecting a temporary increase in trade payable, customer deposits, and other liabilities. The Company has generally paid its vendors and material suppliers within their terms.

     Property and equipment is reported to have decreased by about $15,000 during the first three quarters of fiscal 1999. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 1999 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the fiscal half year ended January 31, 1999 was approximately $9,6000 used primarily for miscellaneous maintenance requirements.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 13.87 lempira to the dollar at January 31, 1999. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.9 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position was tight during all of the three previous fiscal years and thus far through fiscal year 1999. The primary reason has been diminished demand for the company's products and the continued service of a high level of indebtedness. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997.

     The Company leased a 8,800 square-foot showroom located in High Point, North Carolina. Approximately 4,400 square feet of space was utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets. The balance of the space was subleased to another manufacturer. On March 1, 1998 the Company's lease was amended to include only the 4,400 square feet of space the Company was actually using. The Company believes the showroom is in good condition and suitable for its intended use and the amendment to the lease will have no material effect on the Company's intended use of the space. The Company's monthly obligation for rent will be $4,025 versus approximately $9,050 prior to the execution of the amendment. The lease expires on April 31, 1999.

RESULTS OF OPERATIONS THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1998

     Consolidated revenues for the third quarter were up about $30,000 or 2% and decreased approximately $98,000 or 2% for the first three quarters of the fiscal year when compared with the result reported last year. The increase for the quarter and the decline for the nine month period were, primarily, a result of variances in the sales from the Company's outlet of close-out, seconds, and discontinued goods (close-out sales). These sales during the quarter were about $78,000 versus about $13,000 last year which for the nine months period were about $116,000 and $203,000 for 1999 and 1998 respectively. Regular sales, net of close out sales, of domestically produced goods (DPG) for the quarter were about $839,000, up $133,000 or 19.89% from the $706,000 reported last year while sales for the nine month period were approximately $2,704,000, down $34,000 or 1.3% from the $2,739,000 recorded last year. Sales of foreign produced goods, net of inter company sales and close out sales, for the quarter were approximately $$459,000 up about $130,000, 39.5%, from the previous year's third quarter and were $1,618,000 for the thirty-nine weeks, an increase of about $39,000 over the prior year.

     The sales of foreign produced goods have been negatively affected by excessive production down time at the Company's Honduran facility as a result of hurricane Mitch which passed through that country in October. Though the facility and its contents did not experience any physical damage, the employees on certain days were sent home to protect themselves and their belonging or could not come to work because of the damage to the roads and transportation system. The facility was already experiencing sporadic down time to accommodate the power company's efforts to replacing and upgrading the electrical cables in the distribution grid. In total, management estimated that eighteen work days were lost during the second quarter or, almost, the equivalent of a month and possibly another eight days in the third quarter

     During the previous two fiscal years, and a portion of this year, the Company had associated with a clearance center to dispose of close outs, goods characterized as seconds, over runs and discontinued goods. These sales were highly discounted and the Company paid its portion of related cost to operate the center. During fiscal 1998, the Company also had "tent" sales at its Lexington, N.C. facility to raise cash and to dispose of undesirable inventory. Both of these means of sales were based on highly discounted prices and contributed to the Company losses. Beginning in August of 1998, the Company set up and opened to the public an "Outlet" at its Lexington facility which is opens during the work week and has discontinued its association with the clearance center. Any "tent" sales held in the future will be in conjunction with the outlet and at price whereby the Company will, at least, break even after expensing all related cost. During the fiscal quarter ended January 31, 1999, there were no sales included from the clearance center nor from a highly discounted tent sale. During the nine month period about $55,000 is included versus about $176,000 last year. Sales from the outlet are reported above.

     Reported revenues have been affected by changes in the Company's prices on those products distributed through retailers. Those prices, both DPG's and FPG's were increased between four and five percent in October 1997. The prices for DPG were additionally increased, effective August 15, 1998, by an additional 5 to 6% to improve margins on that portion of the company's product lines. Because of the level of the backlog of orders for those products at the time of the price increase, the effect of the increase could not significantly contributed to the margins until the third quarter ending January 31, 1999. Prices charged for FPG's will be increased about 6% affective on or about April 1, 1999.

     Also materially important is the product mix of the FPG sales reported for the fiscal year through January 31, 1999. The sales of FPG's during the fiscal third quarter of 1999 include OEM sales (sales to other manufacturers) of about $21,000, or 3% of the total, versus about $117,000, or abut 17% of the total, for the third quarter of fiscal 1998. During the three quarters of fiscal year 1999, total sales of FPG's include OEM sales (sales to other manufacturers) of about $86,000, or 4% of the total, versus about $455,000, or abut 21.7% of the total, for the first three quarters of fiscal 1998. The decline in OEM sales has been essentially offset during the nine months period by sale of the regular line products sold through retailers which amounted to about $1,422,000, or 68.8% of the total, versus approximately $942,000, 48% of the total, reported for the period last year. The OEM in the current year include an acceptable profit margin while those sales in fiscal 1998, particularly in the first quarter, had only a minimum margin included. All the sales of the Company's proprietary line are believed to have a high profit margin included.

     The sales of domestic products during the first half of fiscal 1999 were about the same as those reported last year but remains well below the Company's production capacity and an estimated level of sales necessary for the operation to be profitable. The company experienced a significant drop in the rate of incoming orders for these products last in 1994 and experienced a continuing downward trend through fiscal year 1998. Since late in 1998 and continuing now through January 1999, the rate of incoming orders for the DPG seem to have stabilized and possibly have shown some minimum increases. Several fundamental factors probably contribute to the cause of this trend including the somewhat distress level of the furniture economy during the period relative to the strong national economy, a shrinking distribution base, more and more retailers have gone out of business, changing consumer taste away from more formal designs such as the Company's products, and imports which have possibly undercut the value of domestically produced goods.

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

     The decline in domestic sales has also negatively effected the Company's foreign operations. The domestic operation was consuming a significant portion of the foreign output as dimension stock, carved and/or turned components and unfinished assemblies into domestic production. The decline has effectively cost the foreign operation its best and largest customer. To counteract this loss and to increase revenues and operations at the Honduran facility, effort has been directed at selling other manufacturers and wood consumers their products and production requirements; OEM sales. These sales during the quarter ended January 31, 1999 were about $21,000, down about $96,000 as compared to last years second quarter. The Company has recently quoted a number of potential OEM customer products not made in the past and will have samples supplied in some cases that are scheduled to be shown by the customers at the April 1999 furniture market.

     The company introduced a number of new designs to its domestic product line at the International Furniture Market held in High Point, N.C. in April of 1998 and October of 1998. These new items have been selected to better utilize the component and assembly capacity of the Honduran operation and the finishing capacity of the domestic operation. The resulting sales of those introductions were marginal. However, practically all the items have been committed to production and were, in part, included in the results of the fiscal third quarter ending January 31, 1999. Items not shipped in the third quarter are scheduled to ship during the fourth quarter ending on April 30, 1999.

     The Company's firm backlog of orders on January 31, 1999 was about $1,863,000, down about 21.7% and 27.6% respectively when compared with the backlog of about $2,382,000 on April 30, 1998 and the approximate backlog of $2,520,000 reported at February 28, 1998. The current backlog included about $1,306,000 of domestically - manufactured products, as opposed to about $1,327,000 included in the April 30, 1998 backlog and about $1,498,000 included in the February 28, 1998 backlog. The backlog for WHCC and Honduran-produced products, less inter company orders, was approximately $557,000 on January 31, 1999 versus about $1,055,000 on April 30, 1998 and about $1022,000 on February 28, 1998. The decrease primarily reflects improved shipment especially for FPG whereby improved delivery will hopefully product continued growth in these sales.

     The company had at January 31, 1999 an additional backlog of approximately $368,000 for products it has begun marketing under the name Wellington Hall Imports. These new company sponsored designs will be manufactured exclusively for the company by a foreign manufacturer with whom management has established a relationship. The company has no contractual relationship with the supplier. The company originally planned to officially introduce the line at the International Furniture Market held in High Point, N.C. in April of 1998 but samples did not arrive and then the plan was to introduce the products at the market scheduled for October of 1998. Because of a switch in vendors, all the samples did not arrive for the October Market and the introduction of these products was further delayed. However, all the samples will be available for the April 1999 furniture market. Pre-marketing began throughout the country in early February, 1998. To date the response has been very significant, and by mid-March the company had received most of the orders reflected in the above mentioned backlog. The backlog has been excluded from the total stated above. The Company has released production orders to its source, which could become available to begin shipping during the fourth fiscal quarter ending April 30, 1999.

     Cost of sales increased approximately $98,000 to about $1,130,000 for the third fiscal quarter ended January 31, 1999 and were about 82% of sales. These cost for the three quarter year were 77.6% of sales and decreased approximately $24,000 or .7% as compared with last year. This decrease probably reflects the reduced level of the sales of highly discounted goods and a more favorable product mix comprising the sales of FPG's.

     Selling,  general and  administrative  expenses  increased about $35,000 or
11.2 % for the third fiscal quarter but decreased about $20,000 during the first three quarters of the fiscal year relative to the previous years results. The increases recorded in the quarter were sales aids and commission expenses and the decrease during the half year reflected the termination of the Company's relationship with the Furniture Clearance Center used to sales discontinued goods and/or seconds which the Company is now doing in an outlet recently opened in the Lexington N.C. facility. The Company will continue to support it marketing effort with more effective sales aids.

     Interest expenses of about $94,000 for the fiscal quarter represent an decrease of about $18,000 when compared with that paid during the previous year second quarter. About one-half of the decrease represents a one time adjustment after the expense was over accrued during the first half of fiscal 1999. For the nine month period, interest expenses were approximately $316,000 down about $26,000 compared with the same period the prior year. These declines are mostly a result of lower interest the company is being charged on most of its outstanding debt.

     For the fiscal quarter ended January 31, 1999, operating income (earnings before interest and taxes) was a loss of about ($104,000), (4.5) cents per share, compared to ($2,000), (.0) cents per share for quarter ended January 31, 1998. For the nine month period ended January 31, 1999 the operating income was a loss of about ($102,000), ($.045) per share versus the previous years loss of about ($52,000) or ($.023) per share. Net income for the third quarter was a loss of about ($204,000) or (.089) cents versus the previous years loss of about ($114,500) or ($.05) per share. For the nine month period there is a net loss of about ($432,000) or ($.189) per share, compared to a net loss of about ($398,606) or ($.174) per share for the prior year's three quarters.

     The net loss reported for the first three quarters of the fiscal year and third fiscal quarter ended January 31, 1999 are a result generally of slow sales for DPG, low levels of assembly production at the Lexington facility and the company's limited operating capital. Because of the slow sales and to avoid increasing inventories, it was necessary, during the first quarter to reduce production volumes, primarily assembled production, in the Company's domestic operations to levels below that required to manage labor and overhead cost. The Company continued to sale off inventories at break even prices to generate cash to cover the operating loss and to finance continued operations but the level of these sales during the period ended January 31, 1998 had only minimal effects on profits. The Company has opened an Outlet Store at its Lexington facility which is expected to replace the Company's involvement with the Furniture Clearance Center and "tent" sales. Management believes this Outlet will achieve a sales volume suitable to the Company's need but with minimal losses relative to the means employed previously.

     The Company's profits from foreign operations increased in the first quarter with MWH and WHCC contributing materially. MWH had one of its best shipping quarters which in turn allowed WHCC to ship a much higher level of profitable sales with less discounted goods. An order received in the fourth quarter of 1998 from a new dealer located off shore was mostly responsible for the improved results. The results from foreign operations diminished during the second and third quarter as a results of unavoidable production down time experience in Honduras mostly as a result of hurricane Mitch.

     Sales of foreign produced products for the upcoming quarter are expected to continue at the level achieved in the first three quarters as production at the Honduras facility has been restored and no additional interruptions, with the exception of the preparation of market samples, are presently anticipated. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received for those products as the quarter progresses. Sales from the Company's new import program are not expected to be material in the fourth quarter.

PART II

Other Information

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits Filed:

               Exhibit No.                Description

               3.1 Amended and Restated Charter of Wellington Hall Limited. Incorporated by referenced

               3.2 Bylaws of Wellington Hall, Limited, as amended. Incorporated by referenced

          (b)  Reports on From 8-K filed during the quarter ended
               January 31, 1999:        None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                        (Registrant)

Date: March 15, 1999                    By:
                                           --------------------------------
                                           Hoyt M. Hackney, Jr., President and
                                           Chief Executive Officer
                                           Chief Financial Officer