Form 10KSB40
period 1999-04-30
WELLINGTON HALL LTD
filed 1999-07-29
CIK 105567

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 1999

or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                               -----------------------------

Commission File Number      0 3928
                        -------------

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

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation 5-b contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. (X)

     State issuer's revenues for its most recent fiscal year: $ 5,721,206

     State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price as which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act): Approximately $206,949 as of July 28, 1999.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable dated: 3,723,220 shares of Common Stock (No Par) as of July 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Company's Annual Report to Shareholders for the fiscal year ended April 30, 1999, are incorporated by reference into Part II.

     2. Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III

     Transitional Small Business Disclosure Form (Check One)

         Yes (   )      No ( X )

                                     PART I

Item 1.   Description of Business

General

     The Company manufactures and imports high quality wooden home furniture. The manufacturing operation involves the machining, sanding, assembling and finishing of components and other raw materials. The Company's products are distributed nationally through full-service retail stores and unaffiliated trade showrooms that service the professional designer.

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

     The Company has developed and adopted a marketing plan that includes strategic measures such as (i) augmenting the Company's traditional product line with new categories of home furnishing products even as mirrors and Chinese antiques, (ii) augmenting the Company's traditional product line with lower priced products produced by foreign manufactures (other than and in addition to the Company's Honduran produced goods), and (iii) updating and upgrading catalogs and other sales aids in all distribution channels. See "Business--Markets."

     In pursuit of this strategy the Company has developed approximately thirty designs that are being produced exclusively for the Company by a foreign manufacture. The Company begin marketing these items in February of 1998, formally introduced the products at the High Point International Furniture Market held in April 1999. The first shipments of the good is expected in the second quarter of fiscal year 1999. ( See Backlogs) The Company does not have a contractual relationship with the primary manufacturer of these products.

     In March of 1999, the Company and Furniture Classics Limited (FCL) entered into a verbal agreement whereby FCL would supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company will market exclusively. Under this agreement R. Douglas Ricks, the FCL president will become a shareholder by investing $27,000 for 100,000 shares of the Company's common stack, would be nominated as a Director, and will assist management in developing additional products to further exploit these new sources. As part of the agreement and to enhance Company sales and possibly finance the growth of these sales, FCL received certain incentives in the form of warrants. At the High Point International Furniture Market held in April 1999 the Company displayed these products and initial shipment of a portion of the resulting orders will be reflected in the Company's sales during the fiscal first quarter ending on July 31, 1999. The balance of the products will initially ship during the second quarter ending October 31, 1999. Subsequent to the fiscal year ended April 30, 1999 the Company and FCL executed a contractual agreement on May 4, 1999 and on May 21, 1999 the Company received $27,000 for the Company's common stock (see Managements Discussion and Analysis and the Proxy Statement).

     In addition to the foregoing, the Company recruited an experienced senior executive to lead its sales and marketing function. In September 1996, the Company employed Arthur F. Bingham for the newly created position of Senior Executive Vice President of Sales and Marketing. Mr. Bingham is responsible for directing and overseeing all aspects of the Company's sales and marketing activities with the goal of assuring continuing growth in profitable sales. Mr. Bingham also represents the Company exclusively in the states of North Carolina, South Carolina and Virginia. Mr. Bingham's employment arrangement provides for several incentives for him to assist the Company in increasing sales revenues.

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

     In connection with the employment of Arthur F. Bingham as Senior Executive Vice President of Sales and Marketing, Mr. Bingham made a loan to the Company of $285,694. On February 12, 1997, Mr. Bingham purchased 600,000 shares of Common Stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. The Company used the funds provided by Mr. Bingham to reduce its indebtedness and provide working capital. The Company also granted stock options to Mr. Bingham and to Mr. Ralph Eskelsen, manager of the Honduran Facilities, as incentives to these key employees. Mr. Eskelsens options expire without execution.

     The Company successfully negotiated with its lenders to amend its loan agreements therewith to provide more favorable terms. On January 16, 1997, the Company obtained an additional $250,000 line of credit from Lexington State Bank. In addition, on March 10, 1997, the Company entered into an agreement with the Overseas Private Investment Corporation ("OPIC") to restructure its loan to reduce principal payments until July 1997 (with the deferred payments to be made in a larger balloon payment at the end of the term of the loan in 1999) and to lower the interest rate. The effect of the restructured loan was a reduction to the Company's cash requirements for scheduled principal payments for fiscal 1997 and 1998 of $247,748 and $123,874, respectively, which contributed significantly to the Company's working capital and cash flow for these years. The restructured OPIC loan also reduced the interest rate from 12% to 10% per annum. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Primarily because of the operating losses experience in fiscal 1997 and beyond, the aforementioned stock offering was canceled and there are no plans to pursued the matter further. The legal and related costs associate with the offering were expensed during fiscal 1998.

     On April 23, 1999, Ernst B. Kemm, upon the Board of Directors approval purchase 1,333,333 shares of the Company's common stock for $400,000 or $.30 per share. The purpose of the funds was to reduce trade payable with certain vendors and sales representatives, finance new sales aids, finance the purchase of raw materials for the Company's Honduran facility and to finance the purchase of furniture from off shore manufacturers.

     On April 19, 1999, Hoyt M. Hackney, the Company President, with the majority of the Board of Directors approval , agreed to alter the "Deferred Compensation Agreement" between Mr. Hackney and the Company. The agreement allows that upon retirement, at age 62 or older, or upon his death he or his estate would received $50,000 per year for a period of ten years (see Proxy Statement). The Company has accrued the expensed of this obligation over the last twelve years and is scheduled to continue that expense until the sum of $300,000 has been accrued. At April. 30, 1999 the Company's Balance Sheet stated a $288,000 long term liability as a result of this accrual.

     The revisions to the "Deferred Compensation Agreement", not yet finalized, are expected to reduce the compensation to $20,000 per year but, in any even, not before May 1, 2005. In exchange and if the, Mr. Hackney would receiving restricted stock, 1,000,000 shares of common stock at $.30, which could not be sold until after retirement or death and then only in increments of 1/10 of the shares per year for a period of 10 years. This action, if finalized, could capitalize the $300,000 liability and thus remove the long term liability from the Company's balance sheet when the transaction is executed.

     The primary purpose of the revisions to the "Deferred Compensation Agreement" is an incentive to the Company's lenders to restructure the outstanding loan whereby the potential outlay of $50,000 per year is removed or delayed to potentially enhance the Company's ability to repay its debt.

     Subsequent to the end of fiscal year ended April 30, 1999 and on June 16, 1999, Lexington State Bank (LSB) the company's primary domestic lender restructured the company's debt (See Management Discussion and Financial Analysis) whereby three demand notes with an aggregate total of $1,550,000 and one long term note of approximately $255,000 were replaced by a long term note of $1,529,784 with repayment amortized over a period of ten years and short term $300,000 (a revolving line of credit) On June 16, 1999 the Company owed $20,000 against the demand note. The demand notes retired carried interest rates ranging between prime plus 1% and 1 1/2%. The long term note retired had an interest rate of prime plus 1.5%. The new long term and demand notes have interest rates of prime plus 3/4%.

     The effect of the restructured LSB debt reduced the Company's "Current Liabilities" by approximately $1,530,000 and depending on the level the Demand Notes utilized over time, hold the Company's interest and principal to almost the level of those requirements prior to the restructuring of the debt thus minimizing the effect on the Company's working capital.

     On July 22, 1998, WHCC requested the Overseas Private Investment Corporation (OPIC) waiver the principal payments due on the company's outstanding debt (See "Management Discussion and Analysis") on July 31 and on October 31, 1998. The Company has not received an official reply to that request but only paid the interest due on those dates. Thereafter, and on January 31, 1999 and on April 30, 1999 the company paid interest due and a reduced principal payment of approximately $21,000 versus approximately $62,000 required by the terms of the loan agreement. This left the company with a past due balance on April 30, 1999 of approximately $207,000.

     After a number of discussions between the Company and OPIC, the Company entered a new request on April 23, 1999 to amend the terms of the loan whereby OPIC would received $225,000 in preferred stock and with the balance of the loan to be repaid over a period of six years with a one year being a grace period on the repayment of principal.

     The effect on this request, if granted, would effectively reduce the loan balance from approximately $821,000 at April 30, 1999 to approximately 600,000; reduce interest expense by approximately $22,550 annually, and enhance the company's effort to restore its sales and profit by allowing a period to increase working capital. Since the total debt outstanding with the OPIC is due on October 31, 1999, the Company's Balance Sheet reflects the debt as a "Current Liability" under "Current maturities on Long Term Debt". If OPIC grants the Company's request, approximately $225,000 will become equity and the balance will be reflected on the Balance Sheet as a Long Term Debt.

     On May 21, 1999, FCL invested $27,000 by the before mentioned agreement for 100,000 shares of the company's common stock. The funds from the investment were utilized to purchase inventory specifically for showroom samples of new product introduced at the April 1999 International Furniture Market held in High Point,

North Carolina and to support the shipment of orders received for mirrors.

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

     The Company imports certain of its designs for finishing when the domestic production costs for such designs are prohibitive. The Company's imported line is assembled in the Honduran Facilities and finished in the Company's Lexington, North Carolina facility and includes solid mahogany dining chair frames, occasional items and poster beds. Sales of imported designs have increased over time as a result of the Company's acquisition of the Honduran Facilities. As described herein below, WHCC, the Company's North American subsidiary, distributes the products manufactured at the Honduran Facilities, and during fiscal 1998, such products accounted for approximately 44% of the Company's consolidated sales (net of intercompany sales), while products produced domestically by the Company accounted for about 56% of its consolidated sales. Unfinished furniture imported from the Honduran Facilities accounted for about 25% of the Company's domestically-produced sales, and the number of imports for finishing from elsewhere was negligible. In addition, WHCC furnished the Company's domestic operations with approximately 50% of certain forms of wood utilized in domestic production. The balance of the raw materials utilized by the Company's domestic operations, including plywood, brass decorating hardware, finishing material and packing material, are purchased from domestic sources.

     WHCC markets to the U.S. furniture industry (including the Company) three categories of unfinished products manufactured by the Honduran Facilities, including: (i) raw materials in the form of wooden dimension stock (rough parts); (ii) unfinished assembled items for furniture such as occasional tables and dining chair frames; and (iii) components (turnings and carvings) utilized in domestic production (OEM sales). The majority of sales utilize solid mahogany, but the Company also uses Laurel, Pine and San Juan Areno.

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

Markets

     The Company utilizes several different avenues of distribution. The Company distributes its finished products to the designer trade, retail stores, trade showrooms, the internet and consumer catalogues. The following discussion describes the views of the Company regarding each avenue of distribution for its finished products.

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

     As part of the Company's strategy to increase its sales, the Company is giving a high priority to maintaining quality sales materials. During fiscal 1999, the Company's financial position prohibited the publication of new sales catalogs and some new products were neither photographed or cataloged. With additional funds received late in the fiscal year, a new bedroom and occasional furniture catalogs have been produced and issued including products produced at the Company's Honduras facility and marketed by WHCC.

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

Internet

     Early in 1996 the company added its own home page to the internet and with limited expense had essentially the entire product line added by Design On Line (wellngtonhallltd.com) Design on Lines sales access to it file of designers. The Home Page and the Design On Line site only provides (hits) inquiries which can be passed on to dealers. In late spring of 1999, a furniture internet retailer, Furniture.Com. began selling the Company's WHCC product. The results to date indicate that significant sales may be realized. The Company is evaluating adding to its products to other internet retailers.

Trade Showrooms

     The Company maintains a showroom in High Point, North Carolina to display its product line during the semiannual International Furniture Market held in that city in the fall and spring of each year and is affiliated with a limited number of trade showrooms, that are accessible only to the professional designer and not generally open to the public, in some major markets and design centers around the country. Trade showrooms generally target the affluent customer, which tends to be the Company's ultimate customer, and as such, they have been an important outlet for the Company in past years. However, the Company believes that this outlet has diminished in importance somewhat over the last decade because of "Gallery Programs" sponsored by the larger manufacturers and retailers under which retail stores act in large part as competing showrooms, offering substantial discounts to induce designers to purchase from them. It is the opinion of the Company that trade showrooms sales have diminished to such a low level that they are no longer of significant to the Company's marketing efforts.

Consumer Catalogs

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

OEM Sales

     Following the acquisition and expansion of the Honduran Facilities in 1990, the Company aggressively sought to sell to other manufacturers ("OEM sales") dimension stock, wood components (carvings and turnings), and unfinished assemblies with significant success. However, in 1993 and early 1994, the Company's sales of its proprietary products grew to such a level that it appeared that it would be more profitable to use the majority, if not al of the capacity of the Honduran Facilities for the production of the Company's products to the exclusion of its OEM business. During such time, the Company expected to direct available resources to reducing indebtedness as opposed to continuing to expand its OEM business. However, very late in 1994 the market for the Company's products became soft and, without the OEM sales, it became necessary about mid-1995 and through much of calendar 1996 to curtail production to avoid additional increases in inventory. For all of fiscal year 1998, the Company's directed its efforts with some success toward establishing a distribution for its proprietary line and, at the same time, toward rebuilding a dealer base for OEM sales. During fiscal year 1999, OEM sales decreased and these sale were negligible relative to the Company's consolidated sales.

Research and Development

     While neither the Company nor WHCC has a full-time employee or facility devoted exclusively to research and development, the Company's President and Executive Vice Presidents devotes substantial time to the design and development of new products. Though, because of the nature of the Company's designs, many of its products may remain marketable for a significant period of time, the competition in and the fashion orientation of the home furnishings market require that the Company's product line be continually updated by the introduction of new products. The development of such new products involves producing samples of the new items for display and for the production of sales aids with respect to such new products. The samples are constructed utilizing production labor and facilities and from raw materials that are purchased in very small quantities. The Company does not account the associated cost of these samples separately, instead absorbing the expenses as production costs. The labor costs, lost production volume and overhead absorption, and the premium prices charged on the small quantities of raw materials that such samples require can, in the aggregate, have a significant impact on operation results. The Company's does not otherwise spend a material amount on research and development.

Sales

     The  Company's  sales  function  is led by Arthur F.  Bingham,  its  Senior
Executive Vice President of Sales and Marketing. The Company employs 12 independent, commissioned sales representatives who generally sell to retail stores and service trade showrooms in the United States, Japan and Canada. The Company generally sells its products on a net 30-day basis.

     WHCC employs one independent, commissioned sales representative for products sold to U.S. furniture manufacturers other than the Company, the Company's OEM business, and that commissioned sales representative covers the two eastern states in which the majority of the U.S. furniture industry is located. In addition to this sales representative, the Company's president devotes a substantial amount of time to marketing certain categories of the Company's products to customers not specifically covered by the sales representative. WHCC utilizes the Company's 12 independent representatives for products finished in the Honduran Facilities and marketed directly to the retail trade.

Backlog

     The Company's firm backlog of orders on April 30, 1999 was $2,342,513 about the same as its backlog of $2,382,421 on April 30, 1998. The April 30, 1999 backlog included $1,191,649 of domestically-manufactured products, as opposed to $1,327,111 included in the 1998 backlog. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $1,055,321 on April 30, 1999 versus $598,070 on April 30, 1998. This decrease mostly reflects an orders for about $450,000 from a new off shore account received late in fiscal 1998 which tended to hype the backlog reported on April 30,1998. The Company had a backlog of orders for new imported products $552,794 at April 30,1999. No orders for these products were included in the backlog reported for fiscal 1998.

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

     With respect to the Company, sustainable management works as follows: the Honduran government solicits the Honduran wood-working industry (users), of which the Company is a part, to determine the need for various types -of wood. The Honduran government then issues permits to various entities (suppliers) to harvest their assigned areas of forest until the aggregate amount of permitted harvesting satisfies the users' requested needs. Once the permits are issued specifying the Company as the exclusive recipient; price, delivery and payment terms can be negotiated with the supplier. Once the permits are issued, harvesting can not commence until a stumpage tax is paid by the supplier. Most often the supplier does not have the resources to pay the tax and the Company effectively prepays the tax.

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

Employees

     As of April 30, 1999 the Company had approximately 335 employees, including
approximately  300  people  currently  employed  at  the  Honduran   Facilities.
Approximately 205 of the Company's employees are full-time employees.

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

     The Company leases a 4,400 square-foot showroom located in High Point, North Carolina utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets. The Company believes the showroom is in good condition and suitable for its intended use.

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

Item 4.   Submission of Matters to Vote of Security Holders.

          None

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The information required by Item 5 of Form 10-KSB appears under the caption " Market Prices, Dividends and Related shareholder Matters" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 1999, reference to which is hereby made and the information there is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The information required by Item 6 of Form 10-KSB appears under the heading "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 1999, reference to which is hereby made and the information there is incorporated herein by reference.

Item 7.   Financial Statements

     The information required by Item 7 of Form 10-KSB appears in the Company's Annual Report to Shareholders for the year ended April 30, 1999, at page 31 through 47, reference to which is hereby made and the information therein incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  and  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

     The information required by Item 9 of Form 10-KSB appears in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 10.  Executive Compensation

     The information required by Item 10 of Form 10-KSB appears in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Executive Compensation", reference to which is hereby made and the information there is incorporated herein by reference.

Item 11.  Security Ownership of certain Beneficial Owners and Management

     The information required by Item 11 of Form 10-KSB appears in the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Shareholders" and "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The information required by Item 12 of Form 10-KSB appears in the company's Proxy Statement for the 1999 Annual Meeting of Shareholders under the caption "Certain Transactions", reference to which is hereby made and the information there is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K

     (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

          (1)  Financial Statements:

     The following consolidated financial statements of the Company, included in the Annual Report to Shareholders for the year ended April 30, 1999, are incorporated herein by reference to the pages indicated:

          Consolidated Balance Sheets - April 30, 1999, and 1998 (page 31)

          Consolidated Stockholders' Equity - Years ended April 30, 1999 and 1998 (page 34)

          Consolidated Statements of Income - Years Ended April 30, 1999 and 1998 (page 33-34)

          Consolidated Statements of Cash Flows - Years Ended April 30, 1999 and 1998 (page 35)

          Notes to Consolidated Financial Statements (Pages 36-47)

          Independent Auditors' Report (page 12-13)

     All other schedule for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is given in the financial statements including the notes thereto, and therefore, have been omitted.

          (3)  EXHIBITS FILED

          10.28 Commercial Security Agreement, dated June 16, 1999, between the Company and Lexington State Bank

          10.29 Promissory Note, dated June 16, 1999, between the Company and Lexington State Bank

          10.30 Commercial Pledge Agreement, dated June 16, 1999, between the Company and Lexington State Bank

          10.31 Business Loan Agreement, dated June 16, 1999, between the Company and Lexington State Bank

          10.32 Promissory Note, dated June 16, 1999, between the Company and Lexington State Bank

          10.33 Lease Agreement, dated April 26, 1999, between the Company and Phillips Interests 3, Inc.

          10.34 Marketing Agreement, dated May 4, 1999, between the Company and Furniture Classics, Limited.

          10.35 Warrants, dated July 22, 1999, issued by the Company to R. Douglas Ricks

          10.36 Note Modification Agreement, dated June 27, 1999, Between between the Company and Lexington State Bank

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

                              REPORT AND CONSENT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders

Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We hereby consent to the incorporation, by reference, of our report dated July 12, 1999, which appears on page of the annual report to stockholders for the year ended April 30, 1999, in this annual report on Form 10-K of Wellington Hall, Limited and Subsidiaries for the year ended April 30, 1999.

The audit referred to in the above mentioned report also included the related consolidated financial statements for the two years ended April 30, 1999 listed in the accompanying index. In our opinion, such financial schedules present fairly the information required to be set forth therein.


July 12, 1999

TURLINGTON AND COMPANY, L.L.P.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders

Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of Wellington Hall, Limited and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Wellington Hall, Limited and Subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Muebles Wellington Hall, S. A., a wholly-owned subsidiary, which statements reflect total assets of $1,325,651 and $1,522,535, respectively, as of April 30, 1999 and 1998, and total revenues of $2,071,637 and $1,870,046, respectively, for the years ended April 30, 1999 and 1998. These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Muebles Wellington Hall, S. A., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellington Hall, Limited and Subsidiaries as of April 30, 1999 and 1998, and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Wellington Hall, Limited and Subsidiaries will continue as a going concern. As discussed in Note 20 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of Wellington Hall, Limited and Subsidiaries to continue as a going concern. Management's plans in regard to that matter also are described in Note 20. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

July 12, 1999

KPMG PEAT MARWICK ASESORES, S. de R.L.
Auditoria, Consultoria e Impuestos

Apartado 3398, Tequcigalpa              Apartado 257, San Pedro Sula
Honduras, C.A.                          Honduras, C.A.
Telefono:232-2806, 232-5907             Telefono:553-3545, 553-0146
Telefax: 232-5925                       Telefax: 552-2223
E-Mail: kpmgtgu@hondudata.com           E-Mail: kpmgsps@hondudata.com

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

Board of Directors

MUEBLES WELLINGTON HALL, S.A. DE C.V.:

We have audited the accompanying balance sheets of Muebles Wellington Hall, S.A. de C.V., San Pedro Sula, Honduras, as of April 30, 1999 and 1998 and the related statements of earnings (loss), retained earnings and cash flows for the years then ended. Such financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits

We conducted our audits in accordance with generally accepted auditing standards in Honduras. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, in a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Muebles Wellington Hall, S.A., de C.V., as of April 30, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in Honduras.

                                                     /s/ KPMG

June 28, 1999

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED

Date: June 28, 1999                     By:
                                           ------------------------------
                                           Hoyt M. Hackney, Jr.
                                           President, (Principal Executive
                                           Officer, Principal Accounting
                                           Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature            Position                 Date
------------------            --------                 ----

_______________________       President (Chief         June 28, 1999
Hoyt M. Hackney, Jr.          Executive Officer
                              and Chief Financial
                              Officer), Treasurer

_______________________       Executive Vice           June 28, 1999
Ernst B. Kemm                 President and Director


_______________________       Chairman of the Board    June 28, 1999
Donald W.Leonard


_______________________       Secretary and Director   June 28, 1999
William W. Woodruff


_______________________       Senior Executive Vice    June 28, 1999
Arthur F. Bingham             President and Director

                                  EXHIBIT INDEX
                                       TO
                          ANNUAL REPORT ON FORM 10-KSB
                                       OF
                            WELLINGTON HALL, LIMITED
                                       FOR
                            YEAR ENDED APRIL 30, 1999

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

   10.23 Nonqualified Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (w) in Part II to the Registration Statement filed February 20, 1997

   10.24 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Arthur F. Bingham filed as exhibit 10 (x) in Part II to the Registration Statement filed February 20, 1997

   10.25 Incentive Stock Option Agreement dated as of February 10, 1997 between the Company and Ralph L. Eskelsen filed as exhibit 10 (y) in Part II to the Registration Statement filed February 20, 1997

   10.26 Note Modification Agreement dated January 16, 1998 between the company and Lexington State Bank is incorporated herein by reference to Exhibit 10.26 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998.

   10.27 Amendment to Lease Agreement dated March 1, 1998 by and between Phillips Interest 3, Inc. and the Company, is incorporated herein by reference to Exhibit 10.27 to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 1998.

   10.28 Commercial Security Agreement, dated June 16, 1999, between the Company and Lexington State Bank is incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.29 Promissory Note, dated June 16, 1999, between the Company and Lexington State Bank is incorporated herein by reference to
               Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.30 Commercial Pledge Agreement, dated June 16, 1999, between the Company and Lexington State Bank is incorporated herein by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.31 Business Loan Agreement, dated June 16, 1999, between the Company and Lexington State Bank is incorporated herein by reference to
               Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.32 Promissory Note, dated June 16, 1999, between the Company and Lexington State Bank is incorporated herein by reference to
               Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.33 Lease Agreement, dated April 26, 1999, between the Company and Phillips Interests 3, Inc. is incorporated herein by reference to
               Exhibit 10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.34 Marketing Agreement, dated May 4, 1999, between the Company and Furniture Classics, Limited. is incorporated herein by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.35 Warrants, dated July 22, 1999, issued by the Company to R. Douglas Ricks is incorporated herein by reference to Exhibit
               10.35 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

   10.36 Note Modification Agreement, dated July 27, 1999, Between between the Company and Lexington State Bank is incorporated herein by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1999.

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

******Incorporated herein by reference to the  identically-numbered  exhibits to the  Company's  Annual  Report on Form 10-KSB for the year ended April 30,
      1995