Form 10QSB
period 1999-07-31
WELLINGTON HALL LTD
filed 1999-09-14
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Period Ended July 31, 1999
                          -------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________________to_______________

Commission file number 0-3928
                       ------

                            Wellington Hall, Limited
                            ------------------------
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


Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                      Number of Shares                      Date
    -----                      ----------------                      ----
Common Stock                       3,723,220                    July 31, 1999

Traditional Small Business Disclosure Format:     YES [X]      No [ ]

                                      INDEX

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

PART 1.   FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheet - July 31, 1999                       3

          Consolidated statements of income - Three months
          ended July 31, 1999 and 1998                                     4

          Consolidated statements of cash flows- Three months
          ended July 31, 1999 and 1998                                     5

          Notes to  consolidated financial
          statements - July 31, 1999                                       6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                12

          SIGNATURES                                                      12

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                                   -----------

                                                                      July 31,
      ASSETS                                                            1999
                                                                    -----------
Current assets:
   Cash:
      Cash on hand                                                  $     3,947
   Accounts receivable:
      Trade                                                             762,843
      Less, allowance for doubtful accounts                             (63,843)
      Note receivable - officer                                               0
      Inventories                                                     3,455,121
      Prepaid expenses                                                   57,171
      Deferred income taxes                                                   0
                                                                    -----------
                                                                    $ 4,215,239
                                                                    -----------
   Property and equipment:
      Cost                                                            1,977,256
      Less, accumulated depreciation                                 (1,265,046)
                                                                    -----------
                                                                        712,210
                                                                    -----------
   Other assets
      Deferred income taxes                                             120,806
      Other                                                               8,492
                                                                    -----------
                                                                    $ 5,056,747
                                                                    -----------
      LIABILITIES
Current liabilities:
   Current maturities on long-term debt                             $   969,438
   Notes payable - other                                                675,617
   Accounts payable - trade                                             341,443
   Sundry                                                                 4,112
   Customer deposits                                                     93,570
   Other current liabilities                                            279,884
                                                                    -----------
                                                                      2,364,064
                                                                    -----------
Noncurrent liabilities:
   Long-term debt, less current maturities                            1,369,018
   Deferred compensation accrual                                        294,000
                                                                    -----------
                                                                      4,027,082
                                                                    -----------
      STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares;
   no par; shares issued and outstanding
   2,289,887                                                          3,781,531

Preferred stock; authorized 5,000,000 shares; $5 par;
   no shares issued and outstanding                                         -0-

Cumulative translation adjustments                                   (1,924,873)

Retained earnings                                                      (826,992)
                                                                    -----------
   Total Stockholders' Equity                                         1,029,665
                                                                    -----------
   Total Liabilities & Equity                                         5,056,747
                                                                    ===========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

                                                        Three Months Ended
                                                             July 31,
                                                   ----------------------------
                                                       1998             1998
                                                   -----------      -----------
Revenues:
   Sale of furniture                               $ 1,489,569      $ 1,556,520
   Other income                                          2,524            4,732
                                                   -----------      -----------
                                                     1,492,094        1,561,252
                                                   -----------      -----------
   Costs and expenses:
      Cost of goods sold                             1,077,110        1,155,595
      Other operating, selling, general,
        and administrative expenses                    328,557          343,116
        Interest expense                                96,891          111,154
                                                   -----------      -----------
                                                     1,502,558        1,609,865
                                                   -----------      -----------
      Income (loss) before income taxes
             (benefits)                                (10,464)         (48,613)

      Provision for Income Taxes                           816           14,104
                                                   -----------      -----------

      Net income (loss) for the quarter            ($   11,280)     ($   62,717)
                                                   -----------      -----------
Earnings (loss) per share of common stock:
   Primary and assuming full dilution:

   Net income (loss) for the quarter               ($     .003)     ($     .017)
                                                   -----------      -----------

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------
                                                          Three Months Ended
                                                               July 31,
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------
Cash flows from operating activities:
   Net income (loss) for the period                   ($ 11,280)      ($ 63,012)
   Noncash Expenses (Income) Included
     in Net Income
      Depreciations                                      23,594          24,736
      Deferred compensation                               6,000           6,000
   Deferred income taxes                                      0               0
   Changes in assets and liabilities:
      Accounts receivable                              (146,527)        (96,220)
      Note receivable,                                        0           5,139
      Inventories                                       120,807          81,783
      Prepaid expenses                                  (10,021)         15,623
      Other assets                                        1,576            (441)
      Accounts payable, customer deposits,
        and other current liabilities                  (263,667)         79,203
                                                      ---------       ---------
      Net cash provided by (used for)
        operating activities                           (279,517)         52,812
                                                      ---------       ---------
Cash flows from investing activities:
   Purchase of equipment                                 (7,904)         (7,388)
                                                      ---------       ---------
Cash Flow From Financing Activities:
   Payments on short-term debt                          (52,170)        (14,604)
   Proceeds from long-term debt                         282,833         (41,696)
   Proceeds from Equity Capital                          27,000               0
                                                      ---------       ---------
      Net cash provided by (used for)
        financing activities                            257,663         (56,300)
                                                      ---------       ---------
Effect of exchange rate changes on cash                  (2,880)           (921)
                                                      ---------       ---------
      Net Increase (decrease) in cash                   (32,637)        (11,798)
                                                      ---------       ---------
Cash, beginning of quarters                              36,584          32,467
                                                      ---------       ---------
Cash, end of quarter                                  $   3,947       $  20,669
                                                      =========       =========

Cash paid during the quarters for:
   Income taxes                                       $       0       $       0
                                                      =========       =========
   Interest                                           $  96,891       $ 111,153
                                                      =========       =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)
July 31, 1999

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     14.24 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 14.17 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $230 and $120 during the quarters ended July 31, 1999 and 1998 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of July 31, 1999, total stockholders' equity was $1,029,065 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $1,486,977 and $826,479, respectively.

     On June 16, 1999, Lexington State Bank (LSB) the company's primary domestic lender restructured the company's debt whereby three lines of credit with an aggregate total of $1,550,000 and one term loan with a balance of approximately $278,00 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. The long term loan and line of credit bear interest rates of prime plus 3/4% and the long term loan is payable in monthly installments of approximately $9,830 until maturity. The long term loan and the line of credit are secured by substantially all of the Company's domestic assets. Principal payment on the line of credit is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit is reviewed annually for renewal.

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

     On July 22, 1998, WHCC requested OPIC to waiver principal due on July 30, 1998 and on October 31, 1998. As of this date, WHCC has not been notified as to the final disposition of that request. However, no principal payments were made on either July 30, 1998 nor on October 31, 1998. Only the required interest was paid. On January 31, 1999 and on April 30, 1999 the terms of the loan required principal payments of approximately $62,000 plus the interest due. The company made principal payments on each of these dates of approximately $21,000 and paid the interest that was due and on April 30, 1999 had a past due principal balance of approximately $207,000.

     After on going discussion from time to time throughout fiscal year ended April 30, 199, the Company requested on April 23, 1999 that OPIC amend the loan agreement whereby (i) OPIC would accept $225,000 in preferred stock (ii) the payment of the remaining loan balance would be scheduled over a period of six years, and (iii) the company would received a grace period of one year, until July 31, 2000, to make additional principal payments. The preferred stock will be structured to assure OPIC that its stock would have an equal claim on the Company's assets as does its loan balance. As of this date, OPIC has not responded to the request of April 23, 1999. However, on July 31, 1999, the Company did not make a principal payment but only paid the interest due on that date.

     The effect of this request, if granted, would reduce the loan balance from approximately $826,000 at July 31, 1999 to approximately 600,000; reduce interest expense by approximately $22,550 annually, and enhance the company's effort to restore its sales and profit by allowing a period to increase working capital. Since the total debt outstanding with the OPIC is due on October 31, 1999, the Company's Balance Sheet reflects the debt as a "Current Liability" under "Current maturities on Long Term Debt". If OPIC grants the Company's request, approximately $225,000 will become equity and the balance will be reflected on the Balance Sheet as a Long Term Debt.

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

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has a $300,000 line of credit with Lexington State Bank. The Company pays interest monthly at the rate of prime plus 3/4% payable monthly on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal, and the outstanding balance at July 31, 1999 was $289,772.

     MWH has lines of credit with two Honduran banks and as of July 31, 1999, an aggregate of $385,845 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 29% and 36% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     On April 23, 1999, Ernst B. Kemm, upon the Board of Directors approval, purchase 1,333,333 shares of the Company's common stock for $400,000 or $.30 per share. The purpose of the funds was to reduce trade payable with certain vendors and sales representatives, finance new sales aids, finance the purchase of raw materials for the Company's Honduran facility, and to finance the purchase of furniture from off shore manufacturers. On April 30, 1999 most of this equity was reflected in Note Payable which were down about $1,265,476 with Mr. Kemm's investment accounting for approximately $344,366 of the total decrease and the balance of the decrease, approximately $921,110, as a result of a restructuring of the Company's loans with Lexington State Bank discussed above.

     On May 4, 1999, the Company and Furniture Classics Limited (FCL) executed a marketing agreement whereby FCL would supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company will market exclusively. Under the terms of this agreement R. Douglas Ricks, the FCL president became a shareholder on June 22, 1999 by investing $27,000 for 100,000 shares of the Company's common stack, has been nominated as a Director, and is assisting management in developing additional products to further exploit these new sources. As part of the agreement and to enhance Company sales and possibly finance the growth of these sales, FCL received certain incentives in the form of warrants which are priced and can be exercised by the following:

     100,000 shares at $0.30 per share exercisable until October 31, 1999 100,000 shares at $0.40 per share exercisable until July 31, 2000 100,000 shares at $0.40 per share exercisable until December 31, 2000 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.53 per share exercisable until December 31, 2001

     The Company's other primary source of liquidity, other than its lines of credit, is net cash provided by operating activities which was ($279,517) and $52,812 in the fiscal first quarter of 1999 and 1998, respectively The negative cash contribution in fiscal quarter were primarily as a result of a reduction in current liabilities by about $263,667, principally trade payable's, which was off set by the proceeds from equity capital received. However, the proceed from the $400,000 received from Ernst B. Kemm late in the previous quarter initially reduced short term borrowing but then were used to mostly reduce current liabilities. The timing of the receipt of the equity capital in combination with the timing of the restructuring of the LSB loans described above resulted in the equity insertion being mostly reflected as an increase in loan term debt on the Company's financial statement for the quarter ending July 31, 1999. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.

     As of July 31, 1999, accounts receivable had increased by approximately $146,527 since the beginning of the fiscal year, mostly as a result higher sales late in the quarter. The receivables represented a turnover rate of about forty-seven days, a increase of about six days when compared to the turnover rate reported at April 30, 1999. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and 3% 10; Net 30 for foreign produced goods (FPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required.

     Consolidated inventories decreased by about $120,807 during the fiscal quarter ended July 31, 1999 primarily a result of a reductions in the inventory of domestically produced goods as a results of lower scheduled assembly production and to generate operating funds.

     Property and equipment is reported to have increased by about $7,904 during the fiscal quarter. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 1998 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the fiscal quarter ended July 31, 1999 was approximately $8,016 used primarily to upgrading the Company's Honduran facilities.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 14.24 lempira to the dollar at July 31, 1999. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.92 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

     As of September 1, 1996, the Company executed an Employment and Stock Purchase Agreement with Arthur F. Bingham (the "Agreement"). On October 10, 1996 Mr. Bingham loaned the Company $285,694 at terms included in an addendum to the Agreement. On February 12, 1997 and, during the Company's last fiscal quarter, Mr. Bingham purchased 600,000 shares of common stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. Mr. Bingham has also been granted options to purchase 300,000 additional shares at option prices ranging from $.80 to $1.30 per share, 150,000 of which are subject to certain performance conditions.

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

     Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position has been tight during all of previous four years. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997. During fiscal years 1998 and 1999, the Company depended on the sale of excessive inventories, much of which was highly discounted, to support continued operations. The equity fund received as a result of Mr. Kemm investment and subsequent events discussed below along with the continue reduction of inventory will be required for operating funds, hopefully will increased sales during fiscal year 2000.

     The Company leases a 4,400 square-foot showroom located in High Point, North Carolina which is utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets.

     On April 19, 1999, Hoyt M. Hackney, the Company President, with the majority of the Board of Directors approval , agreed to alter the "Deferred Compensation Agreement" between Mr. Hackney and the Company. The agreement allows that upon retirement, at age 62 or older, or upon his death he or his estate would received $50,000 per year for a period of ten years. The Company has accrued the expensed of this obligation over the last twelve years and is scheduled to continue that expense until the sum of $300,000 has been accrued. At July 31, 1999 the Company's Balance Sheet stated a $294,000 long term liability as a result of this accrual.

     The revisions to the "Deferred Compensation Agreement", not yet finalized, are expected to reduce the compensation to $20,000 per year but not before May 1, 2005. In exchange, Mr. Hackney would receiving restricted stock, 1,000,000 shares of common stock at $.30, which can not be sold until after retirement or death and then only in increments of 1/10 of the shares per year for a period of 10 years. This action could capitalize the $300,000 liability and thus remove the long term liability from the Company's balance sheet when the transaction is executed.

     The primary purpose of the revisions to the "Deferred Compensation Agreement" is an incentive to the Company's lenders to restructure the outstanding Company loans whereby the potential outlay of $50,000 per year is removed, reduced and/or delayed to enhance the Company's ability to repay its debt over all or part of the period the restructured loan long agreement would specify.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THE THREE MONTHS
ENDED JULY 31, 1998

     Consolidated revenues for the first fiscal quarter ended July 31, 1999 and 1998 were about $1,492,094 and $1,561,252 respectively representing a decrease of approximately $69,158 or about 4.4%. Sales of domestically produced goods
(DPG) for the first quarter of fiscal year 1999 were about $968,081, down approximately $122,353 or 12.6% from the $968,081 reported last year. The prices for DPG were last increased August 15, 1998 by an estimated 5 to 6%. Sales of the Company's Honduran produced goods (HPG), net of intercompany sales, for the first quarter were approximately $528,309 in 1999 versus $588,438 in 1998 representing a decrease of $60,129 or 10.2% versus the previous year's sales. The prices for HPG were last increased April 15, 1999 by an estimated 6%. Because of the level of the backlog of orders for those products on April 15, 1999, the increased prices probably had little to no affect on the sales reported for the quarter ended July 31,1999. Sales of the Foreign produced goods
(FPG), marketed as Wellington Hall Imports (WHI), for the first quarter were approximately $73,371 in 1999 ,a total increase versus the previous year's sales since these products were not introduced until April 1999. Sales of all categories of the Company's products primarily through the Company's outlet, Pametto Furniture Gallery (PFC), for the first quarter were approximately $42,169 in 1999 ,a total increase versus the previous year's sales since the outlet was opened during the second quarter of the previous fiscal year.

     The additional sales of FPG during the quarter were the result of an agreement between the Company and Furniture Classics Limited (FCL) whereby FCL supplies the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company is marketing exclusively. The products the Company is marketing as a result of that agreement were introduced at the High Point International Furniture Market held in April 1999. In addition to the products from FCL, the Company has also established a relationship with a foreign manufacturer and has developed approximately thirty designs that are being produced exclusively for the Company by a this source. The Company begin marketing these items in February of 1998 but only formally introduced the products at the High Point International Furniture Market held in April 1999. The first shipments of the good are expected in the second quarter of fiscal year 1999 ending October 31, 1999. The Company does not have a contractual relationship with the foreign manufacturer of these products.

     The Company's firm backlog of orders on July 31, 1999 was about $2,093,728, down about 10.6% from the backlog of about $2,342,513 on April 30, 1999 and down about 4.1% from the $2,184,728 reported at July 31, 1998. The July 31, 1999 backlog included about $964,000 of domestically manufactured products, as opposed to about $1,191,648 included in the April 30, 1999 backlog and $1,471,000 included in the July 31, 1998 backlog. The backlog included for WHCC or Honduran-produced products, less intercompany orders, was $516,255 on July 31, 1999 versus about $598,010 on April 30, 1999 and $712,849 on July 31, 1996.
The backlog included for foreign produced goods, marketed as Wellington Hall Imports and other than the Company's Honduran produced goods, was

$613,649  at July 31,  1999  versus  $552,794  on April 30,  1999.  There was no backlog for this category of products included at July 31, 1998.

     The backlog changes and variations in the various categories of the Company's products somewhat reflects the management's strategy to returning the the Company to profitability and renewed sales growth. Basically, that strategy is to de emphasize domestic produced goods where profits have been elusive over the past, to replace that sales volume with new products and product categories supplied by foreign, less expensive producers, and to emphasize the sales of the Honduran produced goods where the Company's believes it has profitable margins.

     Cost of sales decreased approximately $ 78,485 to about $1,077,110 when compared to the $1,155,595 reported last year. As a percent of sales, the cost was 72.2% versus 74.2% for the fiscal first quarter ended July 31, 1999 and 1998 respectively. Selling, general, and administrative expenses decreased about $14,559 or 4.24%, dropping from $343,116 in the first quarter last year to $328,557 at July 31, 1999. These declines are directly related to the lower sales of domestically produced good and the reduced production activity to support these sales.

     Interest expenses of about $ 96,891 and $ 111,153 are reported for July 31, 1999 and 1998 respectively. The decrease reflects mostly a decrease in the interest rate applied to the Company's borrowings though the Company's total debt was down about $188,000 at July 31, 1999 when compared to the total debt at July 31, 1998.

     For the fiscal quarter ended July 31, 1999, operating income (earning before interest and taxes) was about $86,427, .023 cents per share, compared to $62,541, .017 cents per share for quarter ended July 31, 1998. The net income for the first quarter of fiscal year 2000 was a loss of about ($11,281), (.003) cents per share versus a loss of about ($62,717) or (.017) cents per share at July 31, 1998.

     The net loss reported in the first quarter ended July 31, 1998 is mostly the result of lower levels of assembly production at the Lexington facility. Because of the lower sales of DPG and the necessity to reduce DPG inventories, it was necessary during the first quarter to reduce production volumes, primarily assembled production, in the Company's domestic operations to levels below that required to manage labor and overhead cost. The resulting inefficiencies significantly and negatively impacted losses incurred as a result of domestic operations.

     Sales of foreign produced products for the upcoming quarter are expected to improve as production at the Honduras facility rises and more goods from other foreign suppliers are expected allowing the higher backlog of orders for these products to be shipped. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received and on production of those products, DPG, as the quarter progresses.

                                     PART II

Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed:

          Exhibit No.   Description

               3.1 Amended and Restated Charter of Wellington Hall Limited. Incorporated by reference

               3.2 Bylaws of Wellington Hall, Limited, as amended. Incorporated by reference

          (b)  Reports on From 8-K filed during the quarter ended
               July 31, 1999:  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                               (Registrant)

Date: September 12, 1999                By:_________________________
                                           Hoyt M. Hackney, Jr., President and
                                           Chief Executive Officer
                                           Chief Financial Officer