Form 10QSB
period 1999-10-31
WELLINGTON HALL LTD
filed 1999-12-15
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended October 31, 1999
                     ----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from __________________to__________________

Commission file number 0- 3928
                       -------

                            Wellington Hall, Limited
             -----------------------------------------------------
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

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

     CLASS                     Number of Shares                   Date
     -----                     ----------------                   ----
  Common Stock                    3,823,220                 October 31, 1999

Traditional Small Business Disclosure Format:

     YES [X]   No [ ]

                               Page 1 of 12 Pages

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries

PART 1. FINANCIAL INFORMATION                                      Page No.

Item 1. Financial Statements (Unaudited)

   Condensed consolidated balance sheet - October 31, 1999             3

   Condensed consolidated statements of income - Six months ended      4
      October 31, 1999 and 1998

   Condensed consolidated statements of cash flows- Six months ended   5
      October 31, 1999 and 1998

   Notes to condensed consolidated financial statements -
      October 31, 1999                                                 6

Item 2. Management's Discussion and Analysis of
   Financial Condition and Results of Operations                       7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              12

SIGNATURES                                                            12

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (unaudited)
                                   -----------

                                                           Quarter Ended    Year Ended
                                                             October 31,     April 30,
                                                                1999           1999
                                                                ----           ----
     ASSETS
Current assets:
   Cash:
      Cash on hand                                         $       400    $       400
      Cash in demand deposits                                   10,896         36,293
Accounts receivable:
   Trade                                                       664,408        617,192
   Less, allowance for doubtful accounts                       (63,843)       (63,843)
   Note receivable - officer                                         0              0
   Inventories                                               3,700,193      3,587,042
   Prepaid expenses                                             64,767         47,224
   Deferred income taxes                                             0              0
                                                           -----------    -----------
                                                             4,376,821      4,224,308
                                                           -----------    -----------
Property and equipment:
   Cost                                                      1,996,030      1,976,882
   Less, accumulated depreciation                           (1,286,444)    (1,244,920)
                                                           -----------    -----------
                                                               709,586        731,962
                                                           -----------    -----------
Other assets:
   Deferred income taxes                                       120,805        120,805
   Other                                                        10,094          8,352
                                                           -----------    -----------
                                                               130,899        133,267
                                                           -----------    -----------
                                                           $ 5,217,306    $ 5,085,428
                                                           -----------    -----------
     LIABILITIES
Current liabilities:
   Current maturities on long-term debt                    $   996,438    $   969,438
   Notes payable - other                                       538,278        733,994
   Accounts payable - trade                                    538,278        597,672
   Customer deposits                                           103,193         91,828
   Other current liabilities                                   259,229        289,050
                                                           -----------    -----------
                                                             2,425,416      2,688,186
Noncurrent liabilities:
   Long-term debt, less current maturities                   1,381,229      1,086,658
   Deferred compensation accrual                               300,000        288,000
                                                           -----------    -----------
                                                              4,11,645      4,062,844
                                                           -----------    -----------
     STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares;
   no par; shares issued and outstanding
   3,823,220                                                 3,811,731      3,754,531

Preferred stock; authorized 5,000,000 shares; $5 par;
   shares issued and outstanding                                     0              0

Cumulative translation adjustments                          (1,932,785)    (1,914,398)

Retained earnings                                             (891,123)      (817,649)
                                                           -----------    -----------
                                                               987,824      1,022,584
                                                           -----------    -----------
                                                           $ 5,217,306    $ 5,085,428
                                                           ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (unaudited)
                                   -----------

                                                 Three Months Ended             Six Months Ended
                                                     October 31,                   October 31,
                                                 1999           1998           1999           1998
                                                 ----           ----           ----           ----
Revenue:
   Sale of furniture                         $ 1,264,150    $ 1,351,361    $ 2,753,719    $ 2,907,881
   Other income                                    1,583          1,868          3,507          6,600
                                             -----------    -----------    -----------    -----------
                                               1,265,733      1,353,229      2,757,226      2,914,480
Cost and expenses:
   Cost of goods sold                            836,794      1,042,464      1,913,904      2,198,059
   Other operating, selling, general
      and administrative expenses                382,995        389,774        712,086        732,890
   Interest expense                               90,822        110,427        187,714        221,580
                                             -----------    -----------    -----------    -----------
                                               1,310,611      1,542,675      2,813,169      3,152,529
                                             -----------    -----------    -----------    -----------
Income (loss) before
   income taxes (benefits)                       (43,745)       (19,436)       (56,478)      (238,048)

Income tax (benefits)                             18,117          5,627         18,932          8,478
                                             -----------    -----------    -----------    -----------
Net income (loss) for
   the periods                              ($    64,130)  ($   183,809)  ($    75,410)  ($   246,526)
                                             ===========    ===========    ===========    ===========
Earnings (loss) per share of common stock:
Primary and assuming full dilution:

Net income (loss) for the years              $     (0.03)   $     (0.08)   $     (0.03)   $     (0.11)
                                             ===========    ===========    ===========    ===========

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)
                                   -----------

                                                   Six Months Ended
                                                      October 31,
                                                   1999         1998
                                                   ----         ----
Cash flows from operating activities:
   Net income (loss) for the years              $ (75,410)   $(246,510)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
      Depreciation                                 47,634       49,291
      Gain on sale of equipment
      Deferred compensation                        12,000       12,000
      Deferred income taxes                           -0-          -0-
   Changes in assets and liabilities:
      Accounts receivable                         (48,712)      32,963
      Note receivable, officer                          0       12,605
      Inventories                                (134,009)      59,337
      Prepaid expenses                            (17,734)      35,764
      Other assets                                 (1,968)        (638)
      Accounts payable, customer deposits,
         and other current liabilities             60,696       44,696
                                                ---------    ---------
   Net cash provided by (used for)
      operating activities                       (155,569)      (7,327)
                                                ---------    ---------
Cash flows from investing activities:
   Purchase of equipment                          (32,247)      (7,327)
                                                ---------    ---------

   Net cash used for investing activities         (32,247)      (7,327)
                                                ---------    ---------
Cash flows from financing activities:
   Proceeds from Short-term borrowings           (185,014)      58,016
   Proceeds from long-term borrowings             295,394      (54,022)
   Proceeds from issuance of  stock                57,000          -0-
                                                ---------    ---------
   Net cash provided by (used for)
      financing activities                        167,380       19,061
                                                ---------    ---------

Effect of exchange rate changes on cash            (4,439)      (1,468)
                                                ---------    ---------

   Net increase (decrease) in cash                (24,874)     (35,116)

Cash, beginning of period                          36,504       47,507
                                                ---------    ---------
Cash, end of period                             $  11,296    $  12,391
                                                =========    =========

Cash paid during the period for:
   Income taxes                                 $     -0-    $     -0-
                                                =========    =========

   Interest                                     $ 187,713    $ 221,580
                                                =========    =========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)
October 31, 1999

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     14.40 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 14.27 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $2,253 and ($1,037) during the six month period ended October 31, 1999 and 1998 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of October 31, 1999, total stockholders' equity was $987,824 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $1,499,178 and $826,479, respectively.

     On June 16, 1999, Lexington State Bank (LSB) the company's primary domestic lender restructured the company's debt whereby three lines of credit with an aggregate total of $1,550,000 and one term loan with a balance of approximately $278,00 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. The long term loan and line of credit bear interest rates of prime plus 3/4% and the long term loan is payable in monthly installments of approximately $9,830 until maturity. The long term loan and the line of credit are secured by substantially all of the Company's domestic assets. Principal payment on the line of credit is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit and long term loan are reviewed annually for renewal.

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

     After on going discussion from time to time throughout fiscal year ended April 30, 1999, the Company requested on April 23, 1999 that OPIC amend the loan agreement whereby (i) OPIC would accept $225,000 in preferred stock (ii) the payment of the remaining loan balance would be scheduled over a period of six years, and (iii) the company would receive a grace period of one year, until July 31, 2000, to make additional principal payments. The preferred stock will be structured to assure OPIC that its stock would have an equal claim on the Company's assets as does its loan balance. As of this date, OPIC has not responded to the request of April 23, 1999. However, the Company did not make a principal payment on July 31, 1999 nor on October 31, 1999 but only paid the interest due on that date.

     The effect of this request, if granted, would reduce the loan balance from approximately $826,000 at October 31, 1999 to approximately 600,000; reduce interest expense by approximately $22,550 annually, and enhance the company's effort to restore its sales and profit by allowing a period to increase working capital. Since the total debt outstanding with the OPIC was due on October 31, 1999, the Company's Balance Sheet reflects the debt as a "Current Liability" under "Current maturities on Long Term Debt". If OPIC grants the Company's request, approximately $225,000 will become equity and the balance will be reflected on the Balance Sheet as a Long Term Debt. The Company and OPIC have begun the process of extending OPIC's lien, which will expire in April of 2000, on the the applicable Honduran assets such the terms of the loan might be extended.

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

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has a $300,000 line of credit with Lexington State Bank. The Company pays interest monthly at the rate of prime plus 3/4% payable monthly on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal, and the outstanding balance at October 31, 1999 was $210,000.

     MWH has lines of credit with two Honduran banks and as of October 31, 1999, an aggregate of $328,182 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 29% and 36% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

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

     100,000 shares at $0.30 per share exercisable until October 31, 1999 100,000 shares at $0.40 per share exercisable until July 31, 2000 100,000 shares at $0.40 per share exercisable until December 31, 2000 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.53 per share exercisable until December 31, 2001

     On October 31, 1999 Mr. Ricks exercised the warrant scheduled to expire on that date and invested $30,000 in exchamge for 100,000 shares of the Company's common stock.

     The Company's other primary source of liquidity, other than its lines of credit, is net cash provided by operating activities which was ($157,204) and ($7,327) in the fiscal second quarter of 1999 and 1998, respectively The negative cash contribution in the fiscal quarter were primarily as a result of increases in consolidated inventories and account receivables. If the Company is to meet its liquidity needs in the future, it must continue to generate positive cash flows and avoid any significant losses in the future.

     As of October 31, 1999, accounts receivable had increased by approximately $48,712 since the beginning of the fiscal year, mostly as a result gernarated from FPG's and HPG's. The receivables represented a turnover rate of about forty-four days, a increase of about three days when compared to the turnover rate reported at April 30, 1999. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and foreign producted goods (FPG) and 3% 10; Net 30 for Honduran produced goods
(HPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required.

     Consolidated inventories increased by about $76,889 during the fiscal half year ended October 31, 1999 primarily as a result of an increase in the Company's inventories of foreighn produced goods and Honduran prduced goods which is a reaction to an increase in the level of new orders for these products. Inventories of domestically produced goods decrease by about $370,713 as a results of lower scheduled assembly production and to generate operating funds.

     Property and equipment is reported to have increased by about $19,148 during the fiscal half year. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 2000 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the first half of the fiscal year ended October 31, 1999 was approximately $32,247 used primarily to upgrading the Company's Honduran facilities.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 14.40 lempira to the dollar at October 31, 1999. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.92 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     On April 19, 1999, Hoyt M. Hackney, the Company President, with the majority of the Board of Directors approval , agreed to alter the "Deferred Compensation Agreement" between Mr. Hackney and the Company. The agreement allows that upon retirement, at age 62 or older, or upon his death he or his estate would received $50,000 per year for a period of ten years. The Company has accrued the expensed of this obligation over the last twelve years and is scheduled to continue that expense until the sum of $300,000 has been accrued. At October 31, 1999 the Company's Balance Sheet stated a $300,000 long term liability as a result of this accrual.

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

     The primary purpose of the revisions to the "Deferred Compensation Agreement" was an incentive to the Company's lenders to restructure the outstanding Company loans whereby the potential outlay of $50,000 per year is removed, reduced and/or delayed to enhance the Company's ability to repay its debt over all or part of the period the restructured loan long agreement would specify.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1998.

     Consolidated revenues for the first two fiscal quarters ended October 31, 1999 and 1998 were about $2,757,226 and $2,914,480 respectively representing a decrease of approximately $154,162 or about 5.3%. Sales of domestically produced goods (DPG) for the first two quarters of fiscal year 2000 were about $1,409,953, down approximately $523,878 or 27.1% from the $1,937,831 reported last year. The prices for DPG were last increased August 15, 1998 by an estimated 5 to 6%. Sales of the Company's Honduran produced goods (HPG), net of intercompany sales, for the first two quarters were approximately $955,793 in 1999 versus $1,068,236 in 1998 representing a decrease of $112,443 or 10.5% versus the previous year's sales. The prices for HPG were last increased April 15, 1999 by an estimated 6%. Sales of the Foreign produced goods (FPG), marketed as Wellington Hall Imports (WHI), for the first two quarters were approximately $255,747 in 1999, a total increase versus the previous year's sales since these products were not introduced until April 1999. Sales of all categories of the Company's products primarily through the Company's retail outlet, Pametto Furniture Gallery (PFC), for the first two quarters were approximately $132,217 in 1999 versus about $37,786 in 1998.

     The additional sales of FPG during the six month period were the result of an agreement between the Company and Furniture Classics Limited (FCL) whereby FCL supplies the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company is marketing exclusively. The products the Company is marketing as a result of that agreement were first introduced at the High Point International Furniture Market held in April 1999. In addition to the products from FCL, the Company has also established a relationship with a foreign manufacturer and has developed approximately thirty designs that are being produced exclusively for the Company by a this source. The Company begin marketing these items in February of 1998 but only formally introduced the products at the High Point International Furniture Market held in April 1999. The first shipments of the good were received and shipped during the second fiscal quarter ended October 31, 1999. The Company does not have a contractual relationship with the foreign manufacturer of these products.

     The Company's firm backlog of orders on October 31, 1999 was about $1,992,050, down about 14.9% from the backlog of about $2,342,513 on April 30, 1999 and down about 5.8% from the $2,115,333 reported at October 31, 1998. The October 31, 1999 backlog included about $962,677 of domestically - manufactured products, as opposed to about $1,191,648 included in the April 30, 1999 backlog and $1,191,795 included in the October 31, 1998 backlog. The backlog included for WHCC or Honduran-produced products, less intercompany orders, was $683,869 on October 31, 1999 versus about $598,010 on April 30, 1999 and $923,538 on October 31, 1998. The backlog included for foreign produced goods, marketed as Wellington Hall Imports and other than the Company's Honduran produced goods, was $345,504 at October 31, 1999 versus $552,794 on April 30, 1999. There was no backlog for this category of products included at October 31, 1998.

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

     Cost of sales for the second fiscal quarter decreased approximately $ 205,670 to about $836,794 when compared to the $1,042,464 reported last year. As a percent of sales, the cost was about 66.6% versus 77.0% for the fiscal second quarter ended October 31, 1999 and 1998 respectively. For the six months period, cost of goods sold decreased approximately $284,155 compared to the previous year and, as a percent of sales, the cost was about 69.4% versus 75.4% for the fiscal half year period ended October 31, 1999 and 1998 respectively. These declines are directly related to the lower sales of domestically produced good and the reduced production activity to support these sales and to the increase as a percent of total sales represent by FPG's and HPG's.

     Selling, general, and administrative expenses for the second quarter were essentially even with that reported the previous year and decreased about $20,804or 2.8% during the first half of the fiscal year. These expense are not expected to vary significant in the future.

     Interest expenses for the second fiscal quarter ended October 31, 1999 were $ 90,822 and $ 110,427 for the second fiscal quarter ended October 31, 1998. Interest expenses for the first half of the fiscal year ended October 31, 1999 were $187,713 versus $221,580 the previous year representing a decrease of about $33,867 or 15.2%. The decrease mostly reflects a decline in the Company's total debt of about $98,759 when compared to the level reported at April 30, 1999.

     For the fiscal second quarter ended October 31, 1999, operating income (earning before interest and taxes) was about $45,943 or .012 cents per share, compared to a loss of ($70,009), (.02) cents per share for quarter ended October 31, 1998. For the six months period ended October 31, 1999, operating income was about $131,236 or .034 cents per share, compared to a loss of ($16,468), (.004) cents per share for same period ended October 31, 1998.

     Net income for the second quarter ended October 31, 1999 was a loss of about ($62,996), (.017) cents per share, compared to a loss of ($183,809), (.048) cents per share for the previous years second quarter. The net income for the first half of fiscal year 2000 was a loss of about ($75,410), (.019) cents per share versus a loss of about ($246,526) or (.064) cents per share during the same period the previous year.

     The net loss reported in the fiscal periods quarter ended October 31, 1999 is mostly the result of lower levels of assembly production at the Lexington facility. Because of the lower sales of DPG and the necessity to reduce DPG inventories, it has been necessary to reduce production volumes, primarily assembled production, in the Company's domestic operations to levels below that required to manage labor and overhead cost. The resulting inefficiencies significantly and negatively impacted losses incurred as a result of domestic operations.

     Sales of foreign produced products for the upcoming quarter are expected to improve slightly as production at the Honduras facility rises and while goods from other foreign suppliers are not expected to decline. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received and on production of those products, DPG, as the quarter progresses.

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

     (b)  Reports on From 8-K filed during the quarter  ended  October 31, 1999:
          None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                              (Registrant)

Date: December 15, 1999                 By:_________________________
                                           Hoyt M. Hackney, Jr.,
                                           President and
                                           Chief Executive Officer
                                           Chief Financial Officer