Form 10QSB
period 1999-12-31
WELLINGTON HALL LTD
filed 2000-03-16
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 31, 2000
                     ----------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from __________________to_______________

Commission file number 0- 3928
                       -------

                            Wellington Hall, Limited
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       North Carolina                                            56-0815012
     -------------------                                      ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          425 John Ward Road
            Lexington, N.C.                                         29295
----------------------------------------                          ----------
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

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

      CLASS                     Number of Shares                    Date
      -----                     ----------------                    ----
  Common Stock                     3,823,220                   January 31, 2000

Traditional Small Business Disclosure Format:

     YES [X]        No [ ]

                               Page 1 of 12 Pages

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries


PART 1.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheet - January 31, 2000              3

          Condensed consolidated statements of income - Six months             4
          ended January 31, 2000 and 1999

          Condensed consolidated statements of cash flows - Six                5
          months ended January 31, 2000 and 1999

          Notes to condensed consolidated financial                            6
          statements - January 31, 2000

Item 2.   Management's Discussion and Analysis of                              7
          Financial Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                    12

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                                   -----------

                                                        Quarter Ended      Year Ended
                                                          January 31,       April 30,
                                                             2000             1999
                                                         ------------     ------------
   ASSETS
Current assets:
   Cash:
      Cash on hand                                       $        400     $        400
      Cash in demand deposits                                  34,759           49,538
Accounts receivable:
   Trade                                                      727,446          617,192
   Less, allowance for doubtful accounts                      (63,843)         (63,843)
   Note receivable - officer                                        0                0
   Inventories                                              3,356,422        3,587,043
   Prepaid expenses                                           120,293           47,224
   Deferred income taxes                                            0           19,476
                                                         ------------     ------------
                                                            4,175,477        4,257,029
                                                         ------------     ------------
Property and equipment:
   Cost                                                     1,995,613        1,976,882
   Less, accumulated depreciation                          (1,305,531)      (1,244,920)
                                                         ------------     ------------
                                                              690,082          731,962
                                                         ------------     ------------
Other assets:
   Deferred income taxes                                      120,805          101,329
   Other                                                       11,408            8,352
                                                         ------------     ------------
                                                              132,213          109,681
                                                         ------------     ------------
                                                         $  4,997,772     $  5,098,672
                                                         ------------     ------------
   LIABILITIES
Current liabilities:
   Current maturities on long-term debt                  $    969,438     $    969,438
   Notes payable - other                                      526,190          433,994
   Accounts payable - trade                                   397,152          597,672
   Customer deposits                                          131,348           91,828
   Other current liabilities                                  331,320          308,500
                                                         ------------     ------------
                                                            2,355,448        2,401,432
                                                         ------------     ------------
Noncurrent liabilities:
   Long-term debt, less current maturities                  1,359,170        1,386,658
   Deferred compensation accrual                              306,000          288,000

                                                            4,020,618        4,076,090
   STOCKHOLDERS' EQUITY
Common stock; authorized 6,000,000 shares;
   no par; shares issued and outstanding
   3,823,220                                                3,811,731        3,754,531

Preferred stock; authorized 5,000,000 shares; $5 par;
   shares issued and outstanding                                    0                0

Cumulative translation adjustments                         (1,937,228)      (1,914,398)

Retained earnings                                            (897,151)        (817,551)
                                                         ------------     ------------
                                                              977,151        1,022,582
                                                         ------------     ------------
                                                         $  4,997,769     $  5,098,672
                                                         ============     ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

                                                   Three Months Ended                 Nine Months Ended
                                                       January 31,                       January 31,
                                                  2000             1999             2000             1999
                                              ------------     ------------     ------------     ------------
Revenue:
   Sale of furniture                          $  1,420,533     $  1,385,637     $  4,174,252     $  4,293,518
   Other income                                     48,819           (4,989)          52,326            1,611
                                              ------------     ------------     ------------     ------------
                                                 1,469,352        1,380,648        4,226,578        4,295,129

Cost and expenses:
   Cost of goods sold                            1,113,201        1,135,516        3,027,105        3,333,575
   Other operating, selling, general
      and administrative expenses                  286,862          346,176          998,414        1,060,460
   Interest expense                                 86,478           94,811          274,191          316,391
                                              ------------     ------------     ------------     ------------
                                                 1,486,541        1,576,503        4,299,710        4,710,426
                                              ------------     ------------     ------------     ------------
Income (loss) before
   income taxes (benefits)                         (17,189)        (195,855)         (73,133)        (415,297)

Income tax (benefits)                              (10,626)           5,041            8,306           13,518
                                              ------------     ------------     ------------     ------------
Net income (loss) for
   the periods                                ($     6,563)    ($   200,896)    ($    81,439)    ($   428,815)
                                              ============     ============     ============     ============

Earnings (loss) per share of common stock:
Primary and assuming full dilution:

Net income (loss) for the years               $     (0.002)    $     (0.055)    $     (0.022)    $     (0.118)
                                              ============     ============     ============     ============

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Nine Months Ended
                                                             January 31,
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
   Net income (loss) for the years                    $  (81,538)    $ (432,385)
   Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
      Depreciation                                        73,915         73,261
      Gain on sale of equipment
      Deferred compensation                               18,000         18,000
      Deferred income taxes                                  -0-            -0-
   Changes in assets and liabilities:
      Accounts receivable                               (112,338)      (129,469)
      Note receivable, officer                                 0         12,605
      Inventories                                        200,435        317,872
      Prepaid expenses                                   (73,289)        43,401
      Other assets                                        (3,412)        (1,610)
      Accounts payable, customer deposits,
        and other current liabilities                   (115,220)       211,770
                                                      ----------     ----------

   Net cash provided by (used for)
      operating activities                               (93,447)       113,445
                                                      ----------     ----------

Cash flows from investing activities:
   Purchase of equipment                                 (37,817)        (9,580)
                                                      ----------     ----------

   Net cash used for investing activities                (37,817)        (9,580)
                                                      ----------     ----------

Cash flows from financing activities:
   Proceeds from Short-term borrowings                  (192,071)       (14,177)
   Proceeds from long-term borrowings                    293,711        (85,546)
   Proceeds from issuance of  stock                       57,000            -0-

   Net cash provided by (used for)
      financing activities                               138,641        (99,723)
                                                      ----------     ----------

Effect of exchange rate changes on cash                   (8,636)        (3,116)
                                                      ----------     ----------

   Net increase (decrease) in cash                        (1,259)         1,026

Cash, beginning of period                                 36,417         19,689
                                                      ----------     ----------
Cash, end of period                                   $   35,159     $   20,715
                                                      ==========     ==========

Cash paid during the period for:
   Income taxes                                            $ -0-          $ -0-
                                                      ==========     ==========
   Interest                                           $  274,191     $  316,391
                                                      ==========     ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)
January 31, 2000

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     14.57 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 14.34 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately ( $7,875) and ($575) during the nine month period ended January 31, 2000 and 1999 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of Wellington Hall Caribbean Corp. (WHCC) with the Overseas Private Investment Corporation (OPIC). As of January 31, 2000, total stockholders' equity was $977,152 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were $1,359,170 and $826,479, respectively. On June 16, 1999, Lexington State Bank (LSB) the company's primary domestic lender restructured the company's debt whereby three lines of credit with an aggregate total of $1,550,000 and one term loan with a balance of approximately $278,00 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. The long term loan and line of credit bear interest rates of prime plus 3/4% and the long term loan is payable in monthly installments of approximately $9,830 until maturity. The long term loan and the line of credit are secured by substantially all of the Company's domestic assets. Principal payment on the line of credit is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit and long term loan are reviewed annually for renewal.

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

     The Company, beginning on July 31, 1998 and thereafter was unable to make quarterly principal payments except for the quarters ending on January 31, 1999 and April 30, 1999 when for each quarter the Company paid approximately $21,000. The Company has made all required quarterly interest payments. On October 31, 1999 the Company was unable to make the balloon payment which had grown to approximately $826,479 and, therefore, the Company was in default of the loan agreement. The Company did make the quarterly scheduled interest payments on October 31, 1999 and on January 31, 2000. The acceptance of the interest payments by OPIC does not in any way alter the default status of the loan.

     The Company agreed in December of 1999 to bear the expense of having the OPIC mortgage on the Company's Honduran facility extended. Under Honduran law the maximum length of time a mortgage can remain in effect is ten years and OPIC's original mortgage was due to expire on April 1, 2000. All necessary actions have now been completed and the original OPIC mortgage has been effectively extended for another ten years. The expense of this transaction was minimal.

     In February of 2000, the Company's management and OPIC personnel met and discussed the future Company plans to satisfying the principal balance. The Company's position was that addition time must be given for it's current strategy, presented to OPIC during the meeting, to produced the growth in sales and a resulting level of profitability adequate to servicing the debt and/or that the Honduran facility be sold or and investor be found with interest in part ownership of that facility. The proceeds from such a sale or investment could, among other things, pay off the OPIC loan balance. Selling the Honduras facility and then contracting the production of the Company's products is consistent with the Company's current strategy of becoming a marketing and distribution Company for products available from foreign manufacturers.

     The disposition of this matter awaits OPIC's decision on how it chooses to proceed. The Company believes that both parties would prefer to avoid a situation, if at all possible, which would force a sale of the facility under duress.

     The OPIC loan prohibited the payment of dividends and other distributions by Wellington Hall and requires that it maintain a stated amount of tangible net worth as well as certain financial ratios, including current assets to current liabilities and total indebtedness to tangible net worth. In addition, WHCC is required to maintain a stated amount of current assets in excess of current liabilities, and WHCC and MWH are required to maintain stated ratios of current assets to current liabilities and indebtedness to tangible net worth.

     Under the OPIC loan arrangement, Wellington Hall is obligated to supply any necessary funds to WHCC to meet WHCC's obligations thereunder, and MWH has also guaranteed the obligations of WHCC. The OPIC loan is secured by substantially all of the tangible assets of the Honduran Facilities.

     The Company's primary sources of liquidity are bank lines of credit and cash flow from operations. For its domestic operations, the Company has a $300,000 line of credit with Lexington State Bank. The Company pays interest monthly at the rate of prime plus 3/4% payable monthly on outstanding borrowings under the facility. Principal payments are due on demand. The line of credit also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock and require it to maintain certain financial ratios, including current assets to current credit. The line of credit is reviewed annually for renewal, and the outstanding balance at January 31, 2000 was $260,000.

     MWH has lines of credit with two Honduran banks and as of January 31, 2000, an aggregate of $266,193 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 29% and 36% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

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

     On May 4, 1999, the Company and Furniture Classics Limited (FCL) executed a marketing agreement whereby FCL would supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company will market exclusively. Under the terms of this agreement R. Douglas Ricks, the FCL president became a shareholder on June 22, 1999 by investing $27,000 for 100,000 shares of the Company's common stock, was elected as a Director, by the Shareholders and is assisting management in developing additional products to further exploit these new sources. As part of the agreement and to enhance Company sales and possibly finance the growth of these sales, FCL received certain incentives in the form of warrants which are priced and can be exercised by the following:

     100,000 shares at $0.30 per share exercisable until October 31, 1999 100,000 shares at $0.40 per share exercisable until July 31, 2000 100,000 shares at $0.40 per share exercisable until December 31, 2000 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.53 per share exercisable until December 31, 2001

     On October 31, 1999 Mr. Ricks exercised the warrant scheduled to expire on that date and invested $30,000 in exchange for 100,000 shares of the Company's common stock.

     The Company's other primary source of liquidity, other than its lines of credit, is net cash provided by operating activities which was ($91,610) and ($113,445) in the fiscal third quarter of 2000 and 1999, respectively The negative cash contribution in the fiscal quarter were primarily as a result of increases in consolidated account receivables. If the Company is to meet its liquidity needs in the future, it must generate positive cash flows and avoid any significant losses in the future.

     As of January 31, 2000, accounts receivable had increased by approximately $112,330 since the beginning of the fiscal year, mostly as a result of sales generated from foreign manufacturers and the companys Honduran operations. The receivables represented a turnover rate of about forty-eight days, a increase of about seven days when compared to the turnover rate reported at April 30, 1999. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and foreign produced goods (FPG) and 3% 10; Net 30 for Honduran produced goods (HPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required.

     Consolidated inventories decreased by about $200,435 during the three fiscal quarters ended January 31, 2000 primarily as a result of lower inventories of domestically produced goods which decrease by about $568,353 as a results of lower scheduled assembly production and to generate operating funds. This decrease was somewhat off set by an increase in the Company's inventories of foreign produced goods and Honduran produced goods which is a reaction to an increase in the level of new orders for these products.

     Property and equipment is reported to have increased by about $18,731 during the three fiscal quarters ended January 31, 2000. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for the balance of fiscal year 2000 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the first three quarters of the fiscal year ended April 30, 2000 was approximately $37,817 used primarily to upgrading the Company's Honduran facilities.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's production costs might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 14.57 lempira to the dollar at January 31, 2000. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1,937,228 cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     On April 19, 1999, Hoyt M. Hackney, the Company President, with the majority of the Board of Directors approval , agreed to alter the "Deferred Compensation Agreement" between Mr. Hackney and the Company. The agreement allows that upon retirement, at age 62 or older, or upon his death he or his estate would received $50,000 per year for a period of ten years. The Company has accrued the expensed of this obligation over the last twelve years and is scheduled to continue that expense until the sum of $300,000 has been accrued. At January 31, 2000 the Company's Balance Sheet stated a $306,000 long term liability as a result of this accrual.

     The revisions to the "Deferred Compensation Agreement", not yet finalized, are expected to reduce the compensation to $20,000 per year but not before May 1, 2005. In exchange, Mr. Hackney would receiving restricted stock, 1,000,000 shares of common stock at $.30, which can not be sold until after retirement or death and then only in increments of 1/10 of the shares per year for a period of 10 years. This action could capitalize the $306,000 liability and thus remove the long term liability from the Company's balance sheet when the transaction is executed.

     The primary purpose of the revisions to the "Deferred Compensation Agreement" was an incentive to the Company's lenders to restructure the outstanding Company loans whereby the potential outlay of $50,000 per year is removed, reduced and/or delayed to enhance the Company's ability to repay its debt over all or part of the period the restructured loan long agreement would specify.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 1999.


     Consolidated revenues for the first two fiscal quarters ended January 31, 2000 and 1999 were about $4,226,577 and $4,295,129 respectively representing a decrease of approximately $68,552 or about 1.6%. Sales of domestically produced goods (DPG) for the first three quarters of fiscal year 2000 were about $1,911,681, down approximately $917,1558 or 32.4% from the $2,823,837 reported last year. The prices for DPG were last increased August 15, 1998 by an estimated 5 to 6%. Sales of the Company's Honduran produced goods (HPG), net of intercompany sales, for the first three quarters were approximately $1,627,051 in 2000 versus $1,506,556 in 1999 representing a decrease of $120,495 or 8.0% versus the previous year's sales. The prices for HPG were last increased April 15, 1999 by an estimated 6%. Sales of the Foreign produced goods (FPG), marketed as Wellington Hall Imports (WHI), for the first three quarters were approximately $409,421 in 2000, almost a total increase versus the previous year's sales, $35,517 since these products were not introduced until April 1999. Sales of all categories of the Company's products through the Company's retail outlet, Palmetto Furniture Gallery (PFC), for the first three quarters were approximately $168,158 in 2000 versus about $116,771 in 1999.

     The additional sales of FPG during the six month period were the result of an agreement between the Company and Furniture Classics Limited (FCL) whereby FCL supplies the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company is marketing exclusively. The products the Company is marketing as a result of that agreement were first introduced at the High Point International Furniture Market held in April 1999. In addition to the products from FCL, the Company has also established a relationship with a foreign manufacturer and has developed approximately twenty five designs that are being produced exclusively for the Company by this source. The Company begin marketing these items in February of 1998 but only formally introduced the products at the High Point International Furniture Market held in April 1999. The first shipments of the good were received and shipped during the second fiscal quarter ended October 31, 1999. The Company does not have a contractual relationship with the foreign manufacturer of these products.

     The Company's firm backlog of orders on January 31, 2000 was about $1,726,448, down about 14.9% from the backlog of about $2,342,513 on April 30, 1999 and down about 5.8% from the $1,863,000 reported at January 31, 1999. The January 31, 2000 backlog included about $776,931 of domestically - manufactured products, as opposed to about $1,191,6480 included in the April 30, 1999 backlog and $1,306,000 included in the January 33, 1999 backlog. The backlog included for WHCC or the Honduran-produced products, less intercompany orders, was about $575,275 on January 31, 2000 versus about $598,010 on April 30, 1999 and $557,000 on January 31, 1999. The backlog included for foreign produced goods, marketed as Wellington Hall Imports and other than the Company's Honduran produced goods, was $374,242 at January 31, 2000 versus $552,794 on April 30, 1999. There was no backlog included for this category of products at January 31, 1999.

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

     Cost of sales for the third fiscal quarter decreased approximately $22,115 to about $1,113,201 when compared to the $1,135,516 reported last year. As a percent of sales, the cost was about 75.7% versus 82.2% for the fiscal third quarter ended January 31, 2000 and 1999 respectively. For the fiscal nine months , cost of goods sold decreased approximately $306,471 compared to the previous year and, as a percent of sales, the cost was about 71.6% versus 77.6% for the fiscal three quarter year period ended January 31,2000 and 1999 respectively. These declines are directly related to the lower sales of domestically produced good and the reduced production activity to support these sales and to the increase as a percent of total sales represented by the FPG's and HPG's.

     During the quarter ended January 31, 2000, selling, general and administrative expenses declined by about $59,314 or 17.1%. For the nine month period the decline in the expenses was about $62,043 or 5%. The declines are the results mostly of reduced corporate saleries which will continue at about the same level through the nest fiscal quarter.

     Interest expenses for the third fiscal quarter ended January 31, 2000 were $ 86,478 and $94,811 for the third fiscal quarter ended January 31, 1999. Interest expenses for the first half of the fiscal year ended January 31,2000 were about $274,191 versus $316,391 the previous year representing a decrease of about $42,200 or 13.3%. The decline in interest expense reflects a drop in short term borrowing from Honduran banks over the three quarters by about $168,029. This debt was at an interest rate of 30-36% and so the debt reduction, though somewhat off set byan increase in short term borrowing from a domestic bank where interest is prime plus 3/4% has resulted in a savings in interest cost.

     For the fiscal third quarter ended January 31, 2000, operating income (earning before interest and taxes) was about $69,289 or .012 cents per share, compared to a loss of ($101,044), (.02) cents per share for quarter ended January 31, 1999. For the nine months period ended January 31, 2000, operating income was about $201,088 or .034 cents per share, compared to a loss of ($98,906), (.004) cents per share for same period ended January 31, 1999.

     Net income for the third quarter ended January 31, 2000 was a loss of about ($6,562), (.002) cents per share, compared to a loss of ($200,8956), (.055)
cents per share for the previous years third quarter. The net income for the three quarters of fiscal year 2000 was a loss of about ($81,439), (.022) cents per share versus a loss of about ($428,816) or (.118) cents per share during the same period the previous year.

     The net loss reported in the fiscal periods ended January 31, 2000 is mostly the result of lower levels of assembly production at the Lexington facility. Because of the lower sales of DPG and the necessity to reduce DPG inventories, it has been necessary to reduce production volumes, primarily assembled production, in the Company's domestic operations to levels below that required to manage labor and overhead cost. The resulting inefficiencies significantly and negatively impacted losses incurred as a result of domestic operations.

     Sales of foreign produced products for the upcoming quarter are expected to be about the same as those reported for the third quarter. There remains some doubt as to the performance that might be expected from the domestic operations which will be more dependent on the amount of orders received and on production of those products, DPG, as the quarter progresses. The level of production produced at the domestic operation has been reduced significantly and is now mostly involved in receiving, packing, and distributing foreign produced goods from the company's Honduran facility and other foreign manufacturers.

     At the upcoming April, International Furniture Market held in High Point, N.C., the company expects to display products not previously shown from possibly three foreign manufacturers which will represent new sources for the Company. There will also be new products on display from the companys Honduran operation shown.

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

     (a)  Exhibits Filed:

          Exhibit No.   Description

             3.1        Amended and Restated Charter of Wellington Hall Limited.
                        Incorporated by reference

             3.2        Bylaws of Wellington Hall, Limited, as amended.
                        Incorporated by reference

     (b)  Reports on From 8-K filed during the quarter ended
          January 31, 2000:     None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                              (Registrant)

Date: March 16, 2000                    By:_________________________
                                           Hoyt M. Hackney, Jr.,
                                           President and
                                           Chief Executive Officer
                                           Chief Financial Officer