Form 10KSB
period 1999-12-31
WELLINGTON HALL LTD
filed 2000-07-31
CIK 105567

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X) ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2000

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

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation 5-b contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. (X)

     State issuer's revenues for its most recent fiscal year: $ 5,395,680

     State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price as which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange
Act): Approximately $78,214 as of July 28, 2000.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable dated: 3,823,220 shares of Common Stock (No Par) as of July 28, 2000.

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

     2. Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III

     Transitional Small Business Disclosure Form (Check One)

         Yes (   )      No ( X )

                                     PART I

Item 1.   Description of Business

General

     The Company manufactures and imports high quality wooden home furniture. The manufacturing operation involves the machining, sanding, assembling and finishing of components and other raw materials. The Company's products are distributed nationally through full-service retail stores, mail order catalogs, the internet and unaffiliated trade showrooms that service the professional designer.

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

     The Company has developed and adopted a marketing plan that includes strategic measures such as (i) augmenting the Company's traditional product line with new categories of home furnishing products such as mirrors and Chinese antiques, (ii) augmenting the Company's traditional product line with lower priced products produced by foreign manufactures (other than and in addition to the Company's Honduran produced goods), (iii) updating and upgrading catalogs and other sales aids in all distribution channels, (iv) operating a full time retail outlet, and (v) beginning in fiscal year 2001, to develop off shore suppliers for the Company's products produced in the past at the Company's Lexington facility. See "Business--Markets."

     In pursuit of this strategy the Company has established a relationship with a number of foreign manufactures whose products the Company is distributing exclusively, or are manufacturing the Company's new designs for distribution, or, beginning in fiscal year 2001, manufacturing a portion of the Company's traditional product line manufactured domestically in the past. In addition, the Company formed a relationship with Furniture Classics (see below) an importer by which the Company is supplied several categories of products for distribution.. The Company first begin marketing new designs form foreign suppliers in February of 1998 and formally introduced these products, and products supplied by Furniture Classics, at the High Point International Furniture Market held in April 1999 and made the initial shipments of these goods in the first and second quarter of fiscal year 1999. The Company has continued to expand the resource base of foreign manufacturers and introduced their products at each of the furniture markets held semiannually in April and October. The Company does not have a contractual relationship with the primary manufacturer of these products.

     In March of 1999, the Company and Furniture Classics Limited (FCL) entered into a verbal agreement whereby FCL would supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company would market exclusively. Under this agreement R. Douglas Ricks, the FCL president become a shareholder by investing $27,000 for 100,000 shares of the Company's common stack, was elected a Director, and has assisted management in developing additional products to further exploit these new sources. As part of the agreement and to enhance Company sales and possibly finance the growth of these sales, FCL received certain incentives in the form of warrants. At the High Point International Furniture Market held in April 1999 the Company displayed these products and initial shipment of a portion of the resulting orders were reflected in the Company's sales during the fiscal first quarter ending on July 31, 1999 and continued through out fiscal year 2000. On May 4, 1999 Company and FCL executed a contractual agreement and on May 21, 1999, FCL invested $27,000 by the before mentioned agreement for 100,000 shares of the company's common stock. The funds from the investment were utilized to purchase inventory specifically for showroom samples of new product introduced at the April 1999 International Furniture Market held in High Point, North Carolina and to support the shipment of orders received for mirrors. On October 31, 1999, FCL exercised a warrant and invested $30,000 by the before mentioned agreement for 100,000 shares of the company's common stock. The funds from the investment were utilized to purchase inventory (see Managements Discussion and Analysis and the Proxy Statement).

     In addition to the foregoing, the Company recruited an experienced senior executive to lead its sales and marketing function. In September 1996, the Company employed Arthur F. Bingham for the newly created position of Senior Executive Vice President of Sales and Marketing. Mr. Bingham is responsible for directing and overseeing all aspects of the Company's sales and marketing activities with the goal of assuring continuing growth in profitable sales. Mr. Bingham also represents the Company exclusively in the states of North Carolina, South Carolina and Virginia. Mr. Bingham's employment arrangement provides for several incentives for him to assist the Company in increasing sales revenues (see Managements Discussion and Analysis and the Proxy Statement).

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

     In connection with the employment of Arthur F. Bingham as Senior Executive Vice President of Sales and Marketing, Mr. Bingham made a loan to the Company of $285,694. On February 12, 1997, Mr. Bingham purchased 600,000 shares of Common Stock at a price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. The Company used the funds provided by Mr. Bingham to reduce its indebtedness and provide working capital. The Company also granted stock options to Mr. Bingham and to Mr. Ralph Eskelsen, manager of the Honduran Facilities, as incentives to these key employees. Mr. Eskelsens options expired without execution.

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

     On April 30, 2000, Ernst B. Kemm, upon the Board of Directors approval executed a Loan Term loan with the Company whereby the Company can borrow up to $110,000 to finance the purchase of inventory from off shore suppliers. Under the terms of the loan, interest will be paid monthly on the outstanding balance at a rate of 1 1/2 per above prime as established by Lexington State Bank. Upon notification by Mr. Kemm, the outstanding balance will be due on the last day of the thirteenth month following the receipt of notification. The Company has the right to make payments against the balance from time to time. On April 30, 2000 the Company borrowed &55,000 against this loan.

     On April 19, 1999, Hoyt M. Hackney, the Company President, with the majority of the Board of Directors approval , agreed to alter the "Deferred Compensation Agreement" between Mr. Hackney and the Company. The agreement allows that upon retirement, at age 62 or older, or upon his death he or his estate would received $50,000 per year for a period of ten years (see Proxy Statement). The Company has accrued the expensed of this obligation over the last twelve years and is scheduled to continue that expense until the sum of $300,000 has been accrued. At April. 30, 2000 the Company's Balance Sheet stated a $312,000 long term liability as a result of this accrual.

     The revisions to the "Deferred Compensation Agreement", not yet finalized, are expected to reduce the compensation to $20,000 per year but, in any even, not before May 1, 2005. In exchange Mr. Hackney would receiving restricted stock, 1,000,000 shares of common stock at $.30, which could not be sold until after retirement or death and then only in increments of 1/10 of the shares per year for a period of 10 years. This action, if finalized, could capitalize the $300,000 liability and thus remove the long term liability from the Company's balance sheet when the transaction is executed.

     The primary purpose of the revisions to the "Deferred Compensation Agreement" was as an incentive to the Company's lenders to restructure the outstanding loan whereby the potential outlay of $50,000 per year is removed or delayed to potentially enhance the Company's ability to repay its debt.

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

     The effect of the restructured LSB debt reduced the Company's "Current Liabilities" by approximately $967,280 and depending on the level the Demand Notes utilized over time, hold the Company's interest and principal to almost the level of those requirements prior to the restructuring of the debt thus minimizing the effect on the Company's working capital

     On July 22, 1998, WHCC requested the Overseas Private Investment Corporation (OPIC) waiver the principal payments due on the company's outstanding debt (See "Management Discussion and Analysis") on July 31 and on October 31, 1998. The Company did not received an official reply to that request but only paid the interest due on those dates. Thereafter, and on January 31, 1999 and on April 30, 1999 the company paid interest due and a reduced principal payment of approximately $21,000 versus approximately $62,000 required by the terms of the loan agreement. This left the company with a past due balance on April 30, 1999 of approximately $207,000.

     After a number of discussions between the Company and OPIC, the Company entered a new request on April 23, 1999 to amend the terms of the loan whereby OPIC would received $225,000 in preferred stock and with the balance of the loan to be repaid over a period of six years with a one year being a grace period on the repayment of principal.

     The effect on this request, had it been granted, would have effectively reduced the loan balance from approximately $821,000 at April 30, 1999 to approximately 600,000; reduce interest expense by approximately $22,550 annually, and enhance the company's effort to restore its sales and profit by allowing a period to increase working capital. Since the total debt outstanding with the OPIC was due on October 31, 1999, the Company's Balance Sheet reflects the debt as a "Current Liability" under "Current maturities on Long Term Debt". Had OPIC granted the Company's request, approximately $225,000 would have become equity and the balance will be reflected on the Balance Sheet as a Long Term Debt.

     On October 31, 1999 the Company was unable to make the balloon payment which had grown to approximately $826,479 and, therefore, the Company was in default of the loan agreement. The Company did make the quarterly scheduled interest payments on October 31, 1999, on January 31, 2000 and on April 30, 2000. The acceptance of the interest payments by OPIC does not in any way alter the default status of the loan.

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

     In February of 2000, the Company's management and OPIC personnel met and discussed the future Company plans to satisfying the principal balance. The Company's position was that additional time must be given for it's current strategy, presented to OPIC during the meeting, to produced the growth in sales and a resulting level of profitability adequate to servicing the debt and/or that the Honduran facility be sold or and investor be found with interest in part ownership of that facility. The proceeds from such a sale or investment could, among other things, pay off the OPIC loan balance. Selling the Honduras facility and then contracting the production of the Company's products is consistent with the Company's current strategy of becoming a marketing and distribution Company for products available from foreign manufacturers.

     On May 1, 2000 the Company and OPIC interred into a Forbearance Agreement which among other things forebeared OPIC until October 31, 2000 from seeking to enforce its rights against the collateral under the Loan Agreement due to the failure by the Company to make payment of principal in full, and interest thereon by October 31, 1999, as required under the terms of the loan agreement. In consideration for OPIC's above stated agreement to forbear from seeking to enforce right against the collateral, WHCC agreed to among other things to:

(i) No later than July 3`, 2000, pledge, or cause to be pledged, to OPIC in a manner and with documentation (including legal opinions) acceptable to OPIC in form and substance (once executed, such document shall constitute "Financing Documents") all of the shares of Muebles Wellington Hall S.A. (Muebles); and
(ii) Make quarterly interest payments in the manner and at the default rate specified in the Loan Agreement on the full, unpaid balance of the loan, effective as of October 31, 1999; and
(iii)Exercise its best efforts to sell Muebles at a net value sufficient to repay OPIC's debt in full, and to cover OPIC's cost of collection, and commencing May 1, 2000, provide a written report to OPIC on a monthly basis regarding the Company's efforts to sell Muebles. The terms of any proposed sale are subject to OPIC's prior approval, and all of the proceeds of any sale shall be payable to OPIC, in a manner OPIC may specify, up to the amount owing to OPIC under the Financial Document; and
(iv) As may be requested by OPIC, WHCC shall cooperate fully to provide OPIC with a written appraisal, or work with such broker as OPIC may identify to expeditiously sell Muebles, subject to the provisions of the last sentence of subparagraph (iii) above.

     On May 31, 2000 the Forbearance agreement was amended whereby item (ii) above was revised to read: Make quarterly interest payments in the manner specified in the Loan Agreement on the full, unpaid balance of the loan, effective as of October 31, 1999; and in lieu of making penalty interest payments on each quarterly payment date specified in the Loan Agreement, the Company shall pay a total penalty charge of $25,138.7 on October 31, 2000, which represents the penalty interest that will accrue during the Forbearance Period, computed on the basis of 360-day years of twelve 30-day months.

     This amendment to the forbearance agreement allows the difference in the 10% interest rate on the OPIC loan balance in effect prior to October 31, 1999 and the default interest rate of 13% included in the Loan Agreement would be added to the outstanding principal balance quarterly. On January 31, 2000 and on April 30, 2000 the principal balance was increased accordingly and on April 30, 2000 the outstanding balance was $838,876.34.

     On April 30, 2000 Ernest B. Kemm agreed, upon the Board of Directors approval, to loan the Company up to $110,000 to be used to finance furniture purchases from offshore source. At April 30, 2000 the Company owed $55,000 against this loan.

     The Company's business was founded in 1964, and the Company is incorporated in North Carolina. The Company's principal office is located at 425 John Ward Road, Lexington, North Carolina 27295, telephone (336) 249-4931.

Products

     The Company's products include occasional living room tables, dining room, and bedroom furniture, modular wall systems, entertainment cabinets (for storage of televisions, stereo equipment and video cassette recorders, etc.), console tables, mirrors, coffee tables, commodes and other occasional and accent pieces. The product line generally represents an eclectic collection of reproductions or renderings of 18th and 19th century English, American and French styles and Chinese Antiques. Many of the Company's 18th century English and French reproductions and other designs are offered exclusively by the Company.

     The Company imports to its domestic facility certain of its designs for finishing when the domestic production costs for such designs are prohibitive. These imported designs are assembled in the Honduran Facilities and finished in the Company's Lexington, North Carolina facility and includes solid mahogany dining chair frames, occasional items and poster beds. Sales of imported designs have increased over time as a result of the Company's acquisition of the Honduran Facilities. As described herein below, WHCC, the Company's North
American subsidiary, distributes the products manufactured at the Honduran Facilities, and during fiscal 2000, such products accounted for approximately 42% of the Company's consolidated sales (net of inter company sales), while products produced domestically by the Company accounted for about 48% of its consolidated sales. Unfinished furniture imported from the Honduran Facilities accounted for about 26% of the Company's domestically-produced sales, and the number of imports for finishing from elsewhere was negligible. In addition, WHCC furnished the Company's domestic operations with approximately 15% of certain forms of wood utilized in domestic production. The balance of the raw materials utilized by the Company's domestic operations, including plywood, brass decorating hardware, finishing material and packing material, are purchased from domestic sources. The sale of products imported from foreign sources other than the Honduran facility accounted for about 10.5% of the Company's consolidated sales.

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

Internet

     Early in 1996 the company added its own home page to the internet and with limited expense had essentially the entire product line added by Design On Line (wellngtonhallltd.com). Design on Lines sales access to it file to designers. The Home Page and the Design On Line site only provides (hits) inquiries which can be passed on to dealers. In late spring of 1999, a furniture internet retailer, Furniture.Com. began selling the Company's WHCC product. The resulting sales increased to a significant level until late in June 2000 when the Company's products were removed from Furniture.com's product presentation on the internet. This remove was made without explanation. The Company is evaluating adding its products to other internet retailers.

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

Consumer Catalogs

     Consumer catalogs are a means of distribution that has not been available to or utilized by the Company prior to late 1996. Since the October 1996 Furniture Market held in High Point N.C., the Company has had a limited portion of its product lines included from time to time in the catalogs of major catalog companys. The Company does not have a contractual relationship with the aforementioned catalog companys though the Company does expect certain of its products to be similarly included in future editions. The catalog in which the Company's products appeared included different types of furniture, wooden and otherwise, in addition to that sold by the Company, as well as those products that the catalog company markets in addition to furniture like, clothing or electronics. Sales from theses catalog represent only a small portion of the Company's total annual sales.

OEM Sales

     Following the acquisition and expansion of the Honduran Facilities in 1990, the Company aggressively sought to sell to other manufacturers ("OEM sales") dimension stock, wood components (carvings and turnings), and unfinished assemblies with significant success. However, in 1993 and early 1994, the Company's sales of its proprietary products grew to such a level that it appeared that it would be more profitable to use the majority, if not all of the capacity of the Honduran Facilities for the production of the Company's products to the exclusion of its OEM business. During such time, the Company expected to direct available resources to reducing indebtedness as opposed to continuing to expand its OEM business. However, very late in 1994 the market for the Company's products became soft and, without the OEM sales, it became necessary about mid-1995 and through much of calendar 1996 to curtail production to avoid additional increases in inventory. For all of fiscal year 1998, the Company's directed its efforts with some success toward establishing a distribution for its proprietary line and, at the same time, toward rebuilding a dealer base for OEM sales. During fiscal year 2000, OEM sales were unchanged and these sale were negligible relative to the Company's consolidated sales.

Research and Development

     While neither the Company nor WHCC has a full-time employee or facility devoted exclusively to research and development, the Company's President and Executive Vice Presidents devotes substantial time to the design and development of new products. Though, because of the nature of the Company's designs, many of its products may remain marketable for a significant period of time, the competition in and the fashion orientation of the home furnishings market require that the Company's product line be continually updated by the introduction of new products. The development of such new products involves producing samples of the new items for display and for the production of sales aids with respect to such new products. The samples are constructed utilizing production labor and facilities and from raw materials that are purchased in very small quantities. The Company does not account for the associated cost of these samples separately, instead absorbing the expenses as production costs. The labor costs, lost production volume and overhead absorption, and the premium prices charged on the small quantities of raw materials that such samples require can, in the aggregate, have a significant impact on operation results. The Company's does not otherwise spend a material amount on research and development.

Sales

     The Company's sales function is led by Arthur F. Bingham, its Senior Executive Vice President of Sales and Marketing. The Company employs eight (8) independent, commissioned sales representatives who generally sell to retail stores and service trade showrooms in the United States, Japan and Canada. The Company generally sells its products on a net 30-day basis.

     WHCC employs one independent, commissioned sales representative for products sold to U.S. furniture manufacturers other than the Company, the Company's OEM business, and that commissioned sales representative covers the two eastern states in which the majority of the U.S. furniture industry is located. In addition to this sales representative, the Company's president devotes a substantial amount of time to marketing certain categories of the Company's products to customers not specifically covered by the sales representative. WHCC utilizes the Company's 8 independent representatives for products finished in the Honduran Facilities and marketed directly to the retail trade.

Backlog

     The Company's firm backlog of orders on April 30, 2000 was approximately $1,876,566 down from its backlog of $2,342,513 on April 30, 1999. The April 30, 2000 backlog included $763,498 of dmestically-manufactured products, as opposed to $1,191,649 included in the 1999 backlog. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $780,936 on April 30, 2000 versus $552,148 on April 30, 1999. The April 30, 2000 backlog included $332,132 of imported products, from sources other than Honduras, as opposed to $552,794 included in the 1999 backlog.

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

Employees

     As of April 30, 2000 the Company had approximately 210 employees, including
approximately  187  people  currently  employed  at  the  Honduran   Facilities.
Approximately 120 of the Company's employees are full-time employees.

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

Item 4.   Submission of Matters to Vote of Security Holders.

     None

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The information required by Item 5 of Form 10-KSB appears under the caption " Market Prices, Dividends and Related shareholder Matters" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 2000, reference to which is hereby made and the information there is incorporated herein by reference.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The information required by Item 6 of Form 10-KSB appears under the heading "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for fiscal year ended April 30, 2000, reference to which is hereby made and the information there is incorporated herein by reference.

Item 7.   Financial Statements

     The information required by Item 7 of Form 10-KSB appears in the Company's Annual Report to Shareholders for the year ended April 30, 2000, at page 21 through 48, reference to which is hereby made and the information therein incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The information required by Item 9 of Form 10-KSB appears in the Company's Proxy Statement for the 2000 Annual

Meeting of Shareholders under the caption "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 10.  Executive Compensation

     The information required by Item 10 of Form 10-KSB appears in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Executive Compensation", reference to which is hereby made and the information there is incorporated herein by reference.

Item 11.  Security Ownership of certain Beneficial Owners and Management

     The information required by Item 11 of Form 10-KSB appears in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Voting Securities and Principal Shareholders" and "Election of Directors", reference to which is hereby made and the information there is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

     The information required by Item 12 of Form 10-KSB appears in the company's Proxy Statement for the 2000 Annual Meeting of Shareholders under the caption "Certain Transactions", reference to which is hereby made and the information there is incorporated herein by reference. Item 13. Exhibits, Lists and Reports on Form 8-K

          (a) The following Financial Statements, Financial Statement Schedules and Exhibits are filed as part of this report:

               (1)  Financial Statements:

     The following consolidated financial statements of the Company, included in the Annual Report to Shareholders for the year ended April 30, 2000, are incorporated herein by reference to the pages indicated:

     Consolidated Balance Sheets - April 30, 2000, and 1999 (page 33)

     Consolidated Stockholders' Equity - Years ended April 30, 2000 and 1999 (page 34)

     Consolidated Statements of Income - Years Ended April 30, 2000 and 1999 (page 35)

     Consolidated statements of comprehensive Income- Year Ended April 30, 2000 and 1999 (page 36)

     Consolidated Statements of Cash Flows - Years Ended April 30, 2000 and 1999 (page 37)

     Notes to Consolidated Financial Statements (Pages 38-46)

     Independent Auditors' Report (page 13-14)

     All other schedule for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or the required information is given in the financial statements including the notes thereto, and therefore, have been omitted.

     (3)  EXHIBITS FILED

     10.37 Business Loan Agreement, dated April 30, 2000, between the Company and Ernst B. Kemm.

     10.38 Forbearance Agreement, dated May 1, 2000, Between between the Company and Overseas private Investment Corporation

     10.39     Modification  to  Forbearance  Agreement,  dated  May  31,  2000,
               Between between the Company and Overseas Private Investment Corporation

          (a) A list of exhibits is included in the accompanying index to exhibits

          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal year ended April 30, 2000.

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

                                        WELLINGTON HALL, LIMITED

Date: June 28, 1999                     By:
                                           ------------------------------
                                           Hoyt M. Hackney, Jr.
                                           President, (Principal Executive
                                           Officer, Principal Accounting
                                           Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature            Position                 Date
------------------            --------                 ----

_______________________       President (Chief         June 28, 2000
Hoyt M. Hackney, Jr.          Executive Officer
                              and Chief Financial
                              Officer), Treasurer

_______________________       Executive Vice           June 28, 2000
Ernst B. Kemm                 President and Director


_______________________       Chairman of the Board    June 28, 2000
Donald W.Leonard


_______________________       Secretary and Director   June 28, 2000
William W. Woodruff


_______________________       Senior Executive Vice    June 28, 2000
Arthur F. Bingham             President and Director

_______________________       Director                 June 28, 2000
R. Douglas Ricks

                                  EXHIBIT INDEX
                                       TO
                          ANNUAL REPORT ON FORM 10-KSB
                                       OF
                            WELLINGTON HALL, LIMITED
                              FOR FISCAL YEAR 2000

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

   10.37 Business Loan Agreement, dated April 30, 2000, between the Company and Ernst B. Kemm is incorporated herein by reference to
               Exhibit 10.37 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000.

   10.38 Forbearance Agreement, dated May 1, 2000, Between between the Company and Overseas private Investment Corporation is incorporated herein by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000.

   10.39       Modification  to  Forbearance  Agreement,  dated  May  31,  2000,
               Between between the Company and Overseas Private Investment Corporation is incorporated herein by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 2000.

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