Form 10QSB
period 2000-07-31
WELLINGTON HALL LTD
filed 2000-09-15
CIK 105567

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period Ended July 31, 2000

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from __________________to_______________

Commission file number 0-3928
                      --------

                            Wellington Hall, Limited
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        North Carolina                                           56-0815012
-----------------------------                                 ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

             425 John Ward Rd
              Lexington, N.C.                                      29295
----------------------------------------                         ----------
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

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

    CLASS                      Number of Shares                         Date
------------                   ----------------                    -------------
Common Stock                      3,823,220                        July 31, 2000

Traditional Small Business Disclosure Format:

YES [X]     No [ ]

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries


PART 1.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheet - July 31, 2000 And
          April 31, 2000                                                   3

          Consolidated statements of income - Three months
          ended July 31, 2000 and 1999                                     4


          Consolidated statements of cash flows- Three
          months ended July 31, 2000 and 1999                              5

          Notes to consolidated financial statements - July
          31, 2000                                                         6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                13

          SIGNATURES                                                      13

                    WELLINGTON HALL LIMITED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Uaudited

                                                 Quarter Ending    Year Ending
     ASSETS                                      July 31, 2000    April 30, 2000

Current Assets:
   Cash                                           $      7,781     $      4,541
Accounts Receivables
   Trade                                          $    691,554     $    667,231
   Allowance for Bad Debt                              (63,843)         (63,843)
   Inventories                                       3,310,928        3,313,222
   Note Receivable-Officer                                -00-             -00-
   Prepaid Expenses                                     89,915           88,638
   Deferred Income Taxes                                  -00-             -00-
                                                  ------------     ------------
      Total Current Assets                        $  4,036,335     $  4,009,788
         Deferred Income Taxes                         126,511          126,511
         Property, Plant and Equipment
            Cost                                     1,962,297        1,965,679
            Less Accumulated Depreciation           (1,309,346)      (1,294,680)
                                                  ------------     ------------
                                                       652,951          670,999
            Other Assets                                   868              299
                                                  ------------     ------------
               Total Assets                       $  4,816,665     $  4,807,597
                                                  ------------     ------------
     LIABILITIES

Current Liabilities:
   Current Maturities of L/T Debt                 $    960,225     $    953,918
   Notes Payable, Banks                                508,702          458,219
   Accounts Payable
      Trade                                            464,459          483,706
      Sundry                                            51,903           49,830
      Customer Deposits                                 48,104           68,457
      Other Current Liabilities                        125,862          122,279
                                                  ------------     ------------
         Total Current Liabilities                $  2,159,255     $  2,136,409
   Noncurrent Liabilities:
      Deferred Compensation Accrual                    318,000     $    312,000
      Long-Term Debt, Less Current Maturities        1,393,854        1,420,463
                                                  ------------     ------------
         Total Liabilities                        $  3,871,109     $  3,868,872

     STOCKHOLDERS' EQUITY

Common Stock; Authorized 6,000,000                $  3,811,531     $  3,811,531
   Shares; No Par; Stated Value $4; Shares
   Issued and Outstanding - 1,689,887
Preferred Stock; Authorized 5,000,000
Shares: $5 par; No Shares Issued
or outstanding                                            -00-             -00-
Retained Earnings                                     (950,566)        (966,255)
Cumulative Translation Adjustments                  (1,915,409)      (1,906,551)

   Total Stockholders' Equity                          945,556          938,725
                                                  ------------     ------------
   Total Liabilities & Equity                     $  4,816,665     $  4,807,597

     Notes to consolidated financial statement are an internal part hereof.

                    WELLINGTON HALL LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                       Three Months Ended
                                                            July 31,
                                                      2000             1999
                                                      ----             ----
Revenues:
   Sale of Furniture                             $1,133,433.98    $1,489,569.04
   Other Income                                       4,879.23         2,524.47
                                                 -------------    -------------
                                                  1,138,313.21     1,492,093.51
                                                 -------------    -------------
Cost and expenses:
   Cost of goods sold                               796,394.85     1,077,109.88
   Other operating, selling, general
     and administrative expenses                    239,037.64       328,557.13

Interest Expense                                     84,688.90        96,890.97
   Income (loss) before taxes (benefits)             18,191.82       (10,464.47)

Income tax Benefit                                    1,197.13           815.59
   Net income (loss) for the quarter                 16,994.69       (11,280.06)

Earnings (loss) per share of common stock:
   Primary and assuming full dilution:
      Net income (loss) for the quarter          $        0.00    $        0.00

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    WELLINGTON HALL LIMITED AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       July 31,
                                                                 2000             1999
                                                                 ----             ----
Cash Flow From Operating Activities
   Net Income Loss) For the Period                          $     16,995     ($    11,280)
   Noncash Expenses (income) Included
      In Net Income
         Depreciation                                             17,559           23,594
         Deferred Income Taxes                                        00               00
         Deferred Compensation                                     6,000            6,000
         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts
              Receivables, Net                                   (24,859)        (146,527)
            (Increase) Decrease in Note Receivable                    00               00
            (Increase) Decrease in Inventories                    (9,247)         120,807
            (Increase) Decrease in Prepaid Expenses               (1,604)         (10,021)
            (Increase) Decrease in Other Assets                     (575)           1,576

            (Increase) Decrease in Accounts
               Payables, Customer Deposits And
               Other Current Liabilities                         (32,994)        (263,667)
                                                            ------------     ------------
         Net Cash Provided By (Used For)
            Operating Activities                            ($    28,725)    ($   279,518)

         Cash Flow From Investing Activities:
            Purchase of Property and Equipment              ($     2,289)    ($     7,904)
         Cash Flow From Financing Activities:
            Proceeds From Long-Term Borrowing                    (19,937)         282,833
            Proceeds From Short-Term Borrowing                    52,884          (52,170)
            Proceeds From Equity Capital                              00           27,000
                                                            ------------     ------------
               Net Cash Provided By Financing Activities          32,946          257,663
         Effect of Exchange Rate on Cash                           1,554           (2,878)

            Net Increase (Decrease) In Cash                 $      3,486     ($    32,637)

         Cash, Beginning of Period                                 4,295           36,584
         Cash, End Of Period                                       7,781            3,947

         Cash Paid During The Period For:
            Income Taxes                                    $         00     $         00

         Interest                                           $     84,233     $     96,891

WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
July 31, 2000

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     14.87 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 14.83 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $343 and $230 during the quarters ended July 31, 2000 and 1999 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of July 31, 2000, total stockholders' equity was approximately $945,556 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were about $1,428,896 and $845,164 respectively.

     On June 16, 1999, Lexington State Bank (LSB) the company's primary domestic lender restructured the company's debt whereby three lines of credit with an aggregate total of $1,550,000 and one term loan with a balance of approximately $278,000 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. On June 16, 1999 the Company owed $20,000 against this line of credit. The three lines of credit retired carried interest rates ranging between prime plus 1% and 1 1/2%. The long term loan retired had an interest rate of prime plus 1.5%. The new long term loan and line of credit bear interest rates of prime plus 3/4% and are secured by substantially all of the Company's domestic assets. Principal payments on the line of credit are is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit is reviewed annually for renewal.

     The effect of the restructured LSB debt reduced the Company's "Current Liabilities" by approximately $967,280 and depending on the level the Demand Notes utilized over time, hold the Company's interest and principal to almost the level of those requirements prior to the restructuring of the debt thus minimizing the effect on the Company's working capital. The net proceeds of the original loans were used to refinance indebtedness used to purchase and expand the Company's Lexington, North Carolina facility.

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

     The Company, beginning on July 31, 1998 and thereafter was unable to make quarterly principal payments except for the quarters ending on January 31, 1999 and April 30, 1999 when for each quarter the Company paid approximately $21,000. The Company has made all required quarterly interest payments. On October 31, 1999 the Company was unable to make the balloon payment which had grown to approximately $826,479 and, therefore, the Company was in default of the loan agreement. The Company has made all the quarterly scheduled interest payments. The acceptance of the interest payments by OPIC did not in any way alter the default status of the loan.

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

     In February of 2000, the Company's management and OPIC personnel met and discussed the future Company plans to satisfying the principal balance. The Company's position was that addition time must be given for it's current strategy, presented to OPIC during the meeting, to produced the growth in sales and a resulting level of profitability adequate to servicing the debt and/or that the Honduran facility be sold or and investor be found with interest in part ownership of that facility. The proceeds from such a sale or investment could, among other things, pay off the OPIC loan balance. Selling the Honduras facility and then contracting the production of the Company's products is consistent with the Company's current strategy of curtailing unprofitable domestic production and becoming a marketing and distribution Company for products available from foreign manufacturers.

         On May 1, 2000 the Company and OPIC entered into a Forbearance Agreement which among other things forebears OPIC until October 31, 2000 from seeking to enforce its rights against the collateral under the Loan Agreement due to the failure by the Company to make payment of principal in full, and interest thereon by October 31, 1999, as required under the terms of the loan agreement. In consideration for OPIC's above stated agreement to forbear from seeking to enforce right against the collateral, WHCC agreed to among other things to:

     (i) No later than July 3`, 2000, pledge, or cause to be pledged, to OPIC in a manner and with documentation (including legal opinions) acceptable to OPIC in form and substance (once executed, such document shall constitute "Financing Documents") all of the shares of Muebles Wellington Hall S.A. (Muebles); and

     (ii) Make quarterly interest payments in the manner and at the default rate specified in the Loan Agreement on the full, unpaid balance of the loan, effective as of October 31, 1999; and

     (iii) Exercise its best efforts to sell Muebles at a net value sufficient to repay OPIC's debt in full, and to cover OPIC's cost of collection, and commencing May 1, 2000, provide a written report to OPIC on a monthly basis regarding the Company's efforts to sell Muebles. The terms of any proposed sale are subject to OPIC's prior approval, and all of the proceeds of any sale shall be payable to OPIC, in a manner OPIC may specify, up to the amount owing to OPIC under the Financial Document; and

     (iv) As may be requested by OPIC, WHCC shall cooperate fully to provide OPIC with a written appraisal, or work with such broker as OPIC may identify to expeditiously sell Muebles, subject to the provisions of the last sentence of subparagraph (iii) above.

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

     This amendment to the forbearance agreement allows the difference in the 10% interest rate on the OPIC loan balance in effect prior to October 31, 1999 and the default interest rate of 13% included in the Loan Agreement would be added to the outstanding principal balance quarterly. On January 31, 2000, April 30, 2000 and on July 31, 2000 the principal balance was increased accordingly and on July 31, 2000 the outstanding balance was $845,164.

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

     The Company's primary sources of liquidity are the bank lines of credit and cash flow from operations. For its domestic operations, the Company has three hundred thousand dollar lines of credit with Lexington State Bank (See above) and the outstanding balance at July 31, was $260,000.

     MWH has lines of credit with two Honduran banks and as of July 31, 2000, an aggregate of about $248,702 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 24% and 27% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which was about ($28,725) and ($279,518) at July 31, 2000 and and July 31, 1999, respectively. The primary contributing factor to the negative cash flow was a decrease in Other Current Liabilities of approximately $32,994 and an increase in accounts receivables of about $24,859. If the Company is to meet its liquidity needs in the future, it must generate positive cash flows and avoid any significant losses in the future.

     As of July 31, 2000, accounts receivable had increased by approximately $24,859 since the beginning of the fiscal year, mostly as a result of higher sales late in the first quarter. The receivables represented a turnover rate of about fifty-five days, an increase of about seven days when compared to the turnover rate reported at April 30, 2000. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and 3% 10; Net 30 for foreign produced goods (FPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required.

     Consolidated inventories increased by about $9,247 during the fiscal quarter primarily as a result of an increase in the inventories of Honduran produced goods.

     Property and equipment is reported to have increased by about $2,289 for the fiscal quarter mostly to maintain the Honduran facility. The value of the Company's foreign fixed assets are revalued to reflect the fluctuation in the value of the foreign currency. The devaluation of the Honduran currency relative to the prior fiscal year end was about 4.3%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment. There are no significant capital expenditures planned for fiscal year 2001 and expenditures are expected to be limited to maintenance needs which develop from time to time.

     Current Maturities on Long Term Debt increased slightly and mostly reflects the capitalization of interest expense as per the terms of the Forbearance Agreement dated May 11, 2000. (See the discussion of the OPIC loan above). Long-term debt less current maturities decreased because of a payment on the long term loan with Lexington State Bank.

     Current liabilities decreased by approximately $32,994 mostly as a result of a decrease customer deposits, of about $19,647.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 14.87 lempira to the dollar at July 31, 2000. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.46 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     In 1989, the Company acquired the Honduran Facilities and anticipated raising $1,500,000 through the sale of the Company's stock by the board of directors. The private placement ended early in 1990 having produced about one-half the funds anticipated. The result of not raising all the funds has been that the Company has had to incur more debt and restrict capital expenditures that were both in its original plans at the time of the acquisition and that have developed since the acquisition. Because of this debt, sales needed to grow rapidly from the time of the acquisition to a level at which operating incomes would be adequate to service the debt and to fund capital needs if the Company was to grow. Maintaining an adequate level of sales since the acquisition has been possible only for limited periods of time, mostly as a result of a sluggish furniture economy that existed over portions of that time, a period that includes two recessions. The sluggish furniture economy also reduced the industry's distribution base, especially the base of mid to small retailers more committed to using smaller manufacturers, such as the Company, as a resource. Furthermore, management believes that the consumer taste in home furnishings swung away from the more formal designs and executions that the Company has marketed to more informal designs. In addition, and over the more recent years, the medium to higher priced segments of the furniture has basically seen the industry go off shore and domestic produced products have become non competitive and/or unprofitable.

     Management believes that the resulting situation is that the Company has too much debt service, given its sales volume most recently achieved, and has inadequate funds for its plans to restoring and growing its sales to a level where its operating profits can accommodate its needs. The Company's cash position has been tight during all of previous four years. The sale of stock to Mr. Bingham assisted the Company in meeting its working capital and other cash needs during fiscal 1997. During fiscal years 1998 and 1999, the Company depended on the sale of excessive inventories, much of which was highly discounted, to support continued operations. The equity fund received as a result of Mr. Kemm's and Mr. Rick's investments (See discussion of Furniture Classics below) along with the continue reduction of inventory contributed materially to operating funds during fiscal year ended April 30, 2000.

     On April 30, 2000, Ernst B. Kemm, upon the Board of Directors approval executed a long term loan with the Company whereby the Company can borrow up to $110,000 to finance the purchase of inventory from off shore suppliers. Under the terms of the loan, interest will be paid monthly on the outstanding balance at a rate of 1 1/2 per above prime as established by Lexington State Bank. Upon notification by Mr. Kemm, the outstanding balance will be due on the last day of the thirteenth month following the receipt of notification. The Company has the right to make payments against the balance from time to time. On July 31, 2000 the Company borrowed $55,000 against this loan.

     In March of 1999, the Company and Furniture Classics Limited (FCL) entered into a verbal agreement whereby FCL would supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company will market exclusively. Under this agreement R. Douglas Ricks, the FCL president would became a shareholder by investing $27,000 for 100,000 shares of the Company's common stack, would be nominated as a Director, and would assist management in developing additional products to further exploit these new sources. As part of the agreement and to enhance Company sales and possibly finance the growth of these sales, FCL received certain incentives in the form of warrants. At the High Point International Furniture Market held in April 1999 the Company displayed these products and initial shipment resulting orders are reflected in the Company's sales during the fiscal year ended April 30, 2000. On May 4, 1999 Company and FCL executed a contractual agreement and on June 22, 1999 the Company received $27,000 for the Company's common stock (see the Proxy Statement). The warrants issued as part of the FCL agreement are priced a can be exercised by the following:

     100,000 shares at $0.30 per share exercisable until October 31, 1999 100,000 shares at $0.40 per share exercisable until July 31, 2000 100,000 shares at $0.40 per share exercisable until December 31, 2000 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.45 per share exercisable until December 31, 2001 100,000 shares at $0.53 per share exercisable until December 31, 2001

Under the terms of the agreement the company can purchase the products involved directly from the foreign source in container loads, purchases partial container loads or from Furniture Classics Limited's inventory. FLC in any event is responsible for providing letters of credit or satisfying other credit terms with the foreign vendors. FCL receives a 10% brokers fee on all products delivered to the Company. For orders placed as partial containers or from FCL inventories, FCL received addition fee to cover handling, delivery, and warehousing expense as applicable. Both parties have the right to terminate the agreement with ninety day notice but must honor all outstanding orders at the time of termination.

     At the annual meeting of shareholders held in September of 1999, Mr. Ricks was elected a director and on October 31, 1999 Mr. Rick's exercised a warrant and invested $30,000 for 100,000 shares of the Company's common stock. The funds received from Mr. Ricks was used to purchase inventory. Mr. Ricks did not exercise the warrant which could have been exercised on July 31, 2000.

     On April 19, 1999, Hoyt M. Hackney, the Company President, with the majority of the Board of Directors approval , agreed to alter the "Deferred Compensation Agreement" between Mr. Hackney and the Company. The agreement allows that upon retirement, at age 62 or older, or upon his death he or his estate would received $50,000 per year for a period of ten years (see Proxy Statement). The Company has accrued the expensed of this obligation over the last twelve years and is scheduled to continue that expense until the sum of $300,000 has been accrued. At July 31, 2000 the Company's Balance Sheet stated a $308,000 long term liability as a result of this accrual.

     The revisions (the revision) to the "Deferred Compensation Agreement", not yet finalized, are expected to reduce the compensation to $20,000 per year but not before May 1, 2005. In exchange, Mr. Hackney would receiving restricted stock, 1,000,000 shares of common stock at $.30, which can not be sold until after retirement or death and then only in increments of 1/10 of the shares per year for a period of 10 years. This action could capitalize the $300,000 liability and thus remove the long term liability from the Company's balance sheet when the transaction is executed.

     The primary purpose of the revisions to the "Deferred Compensation Agreement" was as an incentive to the Company's lenders to restructure the outstanding Company loans whereby the potential outlay of $50,000 per year is removed, reduced and/or delayed to enhance the Company's ability to repay its debt over all or part of the period the restructured loan long agreement would specify. After the action of the board of directors on April 19, 1999 the financial institutions to whom the Company is indebted have shown little interest in the revision being complete though, in fact, it was suggested by one of the Company's lenders.

     The finalization of this revision to the Deferred Compensation Agreement has been tabled. As a condition of the revision, the revision can not represent a taxable event to Mr. Hackney. Professional assistance has produced a scenario whereby the revision may meet this condition but further profession evaluation will be required. Because of the expense and demands on management of more urgent matters, finalizing the revision has been given a lower priority.

     The Company leases a 4,400 square-foot showroom located in High Point, North Carolina which is utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THE THREE
MONTHS ENDED JULY 31, 1999

     Consolidated revenues for the first fiscal quarter ended July 31, 2000 and 1999 were about $1,138,313 and $1,492,093 respectively representing a decrease of approximately $353,280 or about 23.7%. Sales of domestically produced goods
(DPG) for the first quarter of fiscal year 2001 were about $349,431, down approximately $499,297 or 59.0% from the $845,728 reported last year. The prices for DPG were last increased August 15, 1998 by an estimated 5 to 6%. Sales of the Company's Honduran produced goods (HPG), net of intercompany sales, for the first quarter were approximately $573,356 in 2000 versus $528,309 in 1999 representing a increase of about $45,047 or 8.5% versus the previous year's sales. The prices for HPG were last increased April 15, 2000 by an estimated 6%. Because of the level of the backlog of orders for those products on April 15, 2000, the increased prices probably had little to no affect on the sales reported for the quarter ended July 31, 2000. Sales of the Foreign produced goods (FPG), marketed as

Wellington Hall Imports (WHI), for the first quarter ended July 31,2000 were approximately $148,143 versus $73,371 the previous year. Sales of all categories of the Company's products through the Company's retail outlet for the first quarter were approximately $62,504 in 2000 versus sales of about $42,169 the previous fiscal year.

     The additional sales of FPG during the quarter were the result of an agreement between the Company and Furniture Classics Limited (FCL) whereby FCL supplies the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company is marketing exclusively ( see discussion above ). The products the Company is marketing as a result of that agreement were introduced at the High Point International Furniture Market held in April 1999. In addition to the products from FCL, the Company has also established relationships with other foreign manufacturers that are producing products for the Company to market and distribute exclusively. The Company begin marketing such items in February of 1998 and has continually expanded both the resource base and the product line accordingly. The Company does not have a contractual relationship with the foreign manufacturers of these products.

     The Company's firm backlog of orders on July 31, 2000 was about $1,733,107, down about 7.6% from the backlog of about $1,876,566 on April 30, 2000 and down about 17.2% from the $2,093,728 reported at July 31, 1999. The July 31, 2000 backlog included about $740,614 of products manufactured domestically in the past as opposed to about $763,498 included in the April 30, 2000 backlog and $964,000 included in the July 31, 1999 backlog. The backlog included for WHCC or Honduran-produced products, less intercompany orders, was $671,564 on July 31, 2000 versus about $780,936 on April 30, 2000 and $516,255 on July 31, 1999. The
backlog included for foreign produced goods, marketed as Wellington Hall Imports and other than the Company's Honduran produced goods, was about $320,929 at July 31, 2000 versus about $332,132 on April 30,2000 and $613,649 on July 31, 1999.

     The backlog changes and variations in the various categories of the Company's products somewhat reflects the management's strategy to returning the the Company to profitability and renewed sales growth. Basically, that strategy is to de emphasize domestic produced goods where profits have been elusive over the past, to replace that sales volume with new products and product categories supplied by foreign, less expensive producers, and to emphasize the sales of the Honduran produced goods where the Company's believes it has profitable margins. Beginning in the second quarter ending October 31,2000, the Company will make the first shipments of products from foreign sources, other than the Company's Honduras facility, that were that were previously manufactured by the Company domestically.

     Cost of sales decreased approximately $ 280,715 to about $796,395 when compared to the $1,077,110 reported last year. As a percent of sales, the cost was 70.3% versus 72.2% for the fiscal first quarter ended July 31, 2000 and 1999 respectively. Selling, general, and administrative expenses decreased about $89,520 or 27.2%, dropping from $328,557 in the first quarter last year to $239,037 at July 31, 2000. These declines are mostly related to the lower sales of domestically produced good and the reduced production activity to support these sales. Further declines in the cost of good sold and Selling, general and and administrative expenses will be minimal but margins could continue to improve as product mix changes and the sale of foreign produced goods increases a a percent of the total sales.

     Interest expenses of about $ 84,689 and $ 96,891 are reported for July 31, 2000 and 1999 respectively. The decrease reflects mostly a decrease in the debt with Honduran banks of about $132,147 against which the Company was paying an interest rate of approximately 27%. Any addition reductions in the Company's debt will likely depend on the Company's ability to increase its profits.

     For the fiscal quarter ended July 31, 2000, operating income (earning before interest and taxes) was about $102,881, .03 cents per share, compared to $86,427, .02 cents per share for quarter ended July 31, 1999. The net income for the first quarter of fiscal year 2001 was about $16,994 versus a loss of about ($11,281) at July 31, 1999.

     The net profit reported in the first quarter ended July 31, 2000 is mostly the result of lower levels of assembly production, reductions in employment, and reduced overheads at the Company's Lexington, N.C. facility. That facility has essentially been reorganized to receiving, packaging, warehousing and shipping products received from the Company' Honduras facility and from other foreign resources. The domestic facility will continue minimal assembly production of certain products deemed profitable, applying a furniture finish to portions of the products imported, and possibly contract finishing of products imported by other Company's.

                           Forward Looking Statements

     Certain statements in Item 1. - Business and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this 10KSB should be read as being applicable to all related foreward-looking statements where ever they may appear in this form 10KSB. The Company's actual results could differ materially from those discussed herein.

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

                                   WELLINGTON HALL, LIMITED
                                   (Registrant)

Date: September 12, 1999           By: _______________________________
                                       Hoyt M. Hackney, Jr., President and
                                       Chief Executive Officer
                                       Chief Financial Officer