Form 10QSB
period 2000-10-31
WELLINGTON HALL LTD
filed 2000-12-15
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended October 31, 2000
                                 ----------------

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from _______________to_______________

Commission file number 0- 3928
                      --------

                            Wellington Hall, Limited
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         North Carolina                                      56-0815012
--------------------------------                    ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              425 John Ward Rd
               Lexington, N.C.                                 29295
--------------------------------------------        ----------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (336) 249-4931
              ----------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

   CLASS                       Number of Shares                       Date
------------                   ----------------                 ----------------
Common Stock                       3,823,220                    October 31, 2000

Traditional Small Business Disclosure Format:

     YES  X    No
         ---      ---

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries

PART 1. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statements (Unaudited)

        Consolidated balance sheet - October 31, 2000                          3
        And April 31, 2000

        Consolidated statements of income - Six months and three               4
        months ended October 31, 2000 and 1999

        Consolidated statements of cash flows- Three months ended              5
        October 31, 2000 and 1999

        Notes to consolidated financial statements - October 31, 2000          6

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                          7

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      14

        SIGNATURES                                                            14

                    WELLINGTON HALL LIMITED AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                    Uaudited

                                                   Quarter Ending   Year Ending
   ASSETS                                           Oct 31, 2000  April 30, 2000

Current Assets:
   Cash                                              $    10,369    $     4,541
Accounts Receivables
   Trade                                             $   566,082    $   667,231
   Allowance for Bad Debt                                (63,843)       (63,843)
   Inventories                                         3,354,953      3,313,222
   Note Receivable-Officer                                  -00-           -00-
   Prepaid Expenses                                      103,217         88,638
   Deferred Income Taxes                                    -00-           -00-
                                                     -----------    -----------
      Total Current Assets                           $ 3,970,778    $ 4,009,788
         Deferred Income Taxes                           126,511        126,511
         Property, Plant and Equipment
            Cost                                       1,964,065      1,965,679
            Less Accumulated Depreciation             (1,324,126)    (1,294,680)
                                                     -----------    -----------
                                                         639,939        670,999
            Other Assets                                     293            299
                                                     -----------    -----------
               Total Assets                          $ 4,737,521    $ 4,807,597

   LIABILITIES

Current Liabilities:
   Current Maturities of L/T Debt                    $   966,580    $   953,918
   Notes Payable, Banks                                  383,696        458,219
   Accounts Payable
      Trade                                              209,138        483,706
      Sundry                                              80,506         49,830
      Customer Deposits                                   59,373         68,457
      Other Current Liabilities                          164,807        122,279
                                                     -----------    -----------
         Total Current Liabilities                   $ 1,864,100    $ 2,136,409
      Noncurrent Liabilities:
         Deferred Compensation Accrual                   324,000    $   312,000
         Long-Term Debt, Less Current Maturities       1,591,282      1,420,463
                                                     -----------    -----------
            Total Liabilities                        $ 3,779,382    $ 3,868,872

   STOCKHOLDERS' EQUITY

Common Stock; Authorized 6,000,000                   $ 3,811,531    $ 3,811,531
   Shares; No Par; Stated Value $4; Shares
   Issued and Outstanding - 1,689,887
Preferred Stock; Authorized 5,000,000
Shares: $5 par; No Shares Issued
or outstanding                                              -00-           -00-
Retained Earnings                                       (930,913)      (966,255)
Cumulative Translation Adjustments                    (1,922,479)    (1,906,551)
----------------------------------
   Total Stockholders' Equity                        $   958,139        938,725
                                                     -----------    -----------
   Total Liabilities & Equity                        $ 4,737,521    $ 4,807,597

Notes to consolidated financial statement are an internal part hereof.

                    WELLINGTON HALL LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                   Three Months Ended                Six Months Ended
                                                 2000             1999             2000            1999
Revenues:
   Sale of Furniture                         $ 1,134,556      $ 1,264,150      $ 2,267,990     $ 2,753,719
   Other Income                             ($     1,375)     $     1,583      $     3,504     $     3,507
                                             -----------      -----------      -----------     -----------
         Total                               $ 1,133,181      $ 1,265,732      $ 2,271,495     $ 2,757,225

Cost of Furniture Sold                       $   787,669      $   836,794      $ 1,584,063     $ 1,913,904
                                             -----------      -----------      -----------     -----------
         Gross Profit                        $   345,513      $   428,938      $   687,431     $   843,321

   Other operating, selling, general         $   233,162      $   382,995      $   472,200     $   711,552
      and administrative expenses

   Income (Loss) From Operations             $   112,351      $    45,943      $   215,232     $   131,769

   Other Deductions:
   Interest Expense--S/T                     $    24,270      $    35,013      $    50,363     $    84,261
   Interest Expense--L/T                     $    66,155      $    55,810      $   124.751     $   103,453
                                             -----------      -----------      -----------     -----------
         Total                               $    90,425      $    90,822      $   175,114     $   187,713

Income Before Taxes And                      $    21,926     ($    44,879)     $    40,117    ($    55,944)
   Extraordinary Items

Income Taxes                                 $     2,273      $    18,117      $     3,470     $    18,932

Net Income                                   $    19,653     ($    62,996)     $    36,647    ($    74,876)
                                             -----------      -----------      -----------     -----------

Earnings (Loss) Per Share of Common Stock:
   Primary and Assuming Fully Diluted

Income Before Extrordinary Items             $      0.01     ($      0.03)     $      0.02    ($      0.03)
   Extraordinary Item                        $      0.00      $      0.00      $      0.00     $      0.00
                                             -----------      -----------      -----------     -----------
      Net Income (Loss)                      $      0.01     ($      0.03)     $      0.02    ($      0.03)

The accompanying notes are an integral part of the consolidated financial statements

                    Wellington Hall Limited And Subsidiaries
                      Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                               Six Months Ended
                                                                    Oct 31,
                                                              2000           1999
                                                              ----           ----
Cash Flow From Operating Activities
   Net Income Loss) For the Period                         $  36,647     ($  75,410)
   Noncash Expenses (income) Included                     ($       1)         1,837
      In Net Income
         Depreciation                                         34,625         47,634
         Deferred Income Taxes                                    00             00
         Deferred Compensation                                12,000         12,000
         Changes in Assets and Liabilities:
            (Increase) Decrease in Accounts
             Receivables, Net                               (100,271)       (48,712)
            (Increase) Decrease in Note Receivable                00             00
            (Increase) Decrease in Inventories               (60,670)      (134,009)
            (Increase) Decrease in Prepaid Expenses         (150,167)       (17,734)
            (Increase) Decrease in Other Assets                   00         (1,968)

            (Increase) Decrease in Accounts
               Payables, Customer Deposits And
               Other Current Liabilities                  ($ 208,258)    ($  60,696)
                                                           ---------      ---------
         Net Cash Provided By (Used For)
            Operating Activities                          ($ 100,552)    ($ 155,666)
         Cash Flow From Investing Activities:
            Purchase of Property and Equipment            ($   8,431)    ($  32,247)
         Cash Flow From Financing Activities:
            Proceeds From Long-Term Borrowing               (184,126)       295,394
            Proceeds From Short-Term Borrowing            ($  70,271)    ($ 185,014)
            Proceeds From Equity Capital                          00         57,000
                                                           ---------      ---------
               Net Cash Provided By Financing Activities   $ 113,855      $ 167,380

         Effect of Exchange Rate on Cash                   $   1,391     ($   4,439)

            Net Increase (Decrease) In Cash                $   6,263     ($  24,972)

         Cash, Beginning of Period                             4,106      $  36,504
         Cash, End Of Period                                  10,369         11,296

         Cash Paid During The Period For:
            Income Taxes                                   $      00      $      00
         Interest                                          $ 172,311      $ 187,713

WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)
October 31, 2000

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     15.02 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 14.92 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $283 and $2253 during the quarters ended October 31, 2000 and 1999 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of October 31, 2000, total stockholders' equity was approximately $958,139 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were about $1,404,029 and $851,538 respectively.

     On June 16, 1999, Lexington State Bank (LSB), the company's primary domestic lender, restructured the company's debt whereby three lines of credit with an aggregate total loan balance of approximately $1,272,000 and one term loan with a balance of approximately $277,784 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. On June 16, 1999 the Company owed $20,000 against this line of credit. The three lines of credit retired carried interest rates ranging between prime plus 1% and 1 1/2%. The long term loan retired had an interest rate of prime plus 1.5%. The new long term loan and line of credit bear interest rates of prime plus 3/4% and are secured by substantially all of the Company's domestic assets. Principal payments on the line of credit are is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit is reviewed annually for renewal. On October 31, 2000 the Company owed $170,000 on the line of credit.

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

     In February of 2000, the Company's management and OPIC personnel met and discussed the future Company plans to satisfying the principal balance. The Company's position was that additional time must be given for it's current strategy, presented to OPIC during the meeting, to produce the growth in sales and a resulting level of profitability adequate to servicing the debt and/or that the Honduran facility be sold or an investor be found with interest in part ownership of that facility. The proceeds from such a sale or investment could, among other things, pay off the OPIC loan balance. Selling the Honduras facility and then contracting the production of the Company's products is consistent with the Company's current strategy of curtailing unprofitable domestic production and becoming a marketing and distribution Company for products available from foreign manufacturers.

     On May 1, 2000 the Company and OPIC entered into a Forbearance Agreement which among other things forebears OPIC until October 31, 2000 from seeking to enforce its rights against the collateral under the Loan Agreement due to the failure by the Company to make payment of principal in full, and interest thereon by October 31, 1999, as required under the terms of the loan agreement. In consideration for OPIC's above stated agreement to forbear from seeking to enforce right against the collateral, WHCC agreed to among other things to:

     (i) No later than July 3, 2000, pledge, or cause to be pledged, to OPIC in a manner and with documentation (including legal opinions) acceptable to OPIC in form and substance (once executed, such document shall constitute "Financing Documents") all of the shares of Muebles Wellington Hall S.A. (Muebles); and

     (ii) Make quarterly interest payments in the manner and at the default rate specified in the Loan Agreement on the full, unpaid balance of the loan, effective as of October 31, 1999; and

     (iii)Exercise its best efforts to sell Muebles at a net value sufficient to repay OPIC's debt in full, and to cover OPIC's cost of collection, and commencing May 1, 2000, provide a written report to OPIC on a monthly basis regarding the Company's efforts to sell Muebles. The terms of any proposed sale are subject to OPIC's prior approval, and all of the proceeds of any sale shall be payable to OPIC, in a manner OPIC may specify, up to the amount owing to OPIC under the Financial Document; and

     (iv) As may be requested by OPIC, WHCC shall cooperate fully to provide OPIC with a written appraisal, or work with such broker as OPIC may identify to expeditiously sell Muebles, subject to the provisions of the last sentence of subparagraph (iii) above.

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

     This amendment to the forbearance agreement allows the difference in the 10% interest rate on the OPIC loan balance in effect prior to October 31, 1999 and the default interest rate of 13% included in the Loan Agreement would be added to the outstanding principal balance quarterly. The principal balance has been increased accordingly at the end of each fiscal quarter and on October 31, 2000 the outstanding balance was $851,538.

     On October 31, 2000 the Company was unable repay the OPIC loan. On October 27, 2000 the Company requested that the Forbearance Agreement be extend while the Company continues to arrange a means of retiring the debt. Over time and particularly since May of 2000 a number of possibilities have been investigated or pursued. i.e.

     (i) The sale of the Honduran facility. The Company has advertised the facility and operation on the internet and discussed the sale with the likely possible buyers in Honduras. No serious purchaser has committed beyond discussions of such a transaction and no activities are presently under consideration.

     (ii) The sale of domestic assets. The Company was approached by a potential buyer interested in possibly purchasing the Company's name, product line, and inventories. These discussion ended when the potential buyer changed their business plan to another marketing direction. No activities are presently under consideration.

     (iii)Refinancing the debt. The Company has requested from a Central American bank a loan of $1,000,000 the proceed of which would be used to pay off the OPIC loan and to partially replace debt presently outstanding with with Honduran banks. The bank is presently executing its due diligence to determine if the loan will be granted. No schedule has been establish for the completion of the due diligence. The loan request included a two year grace period on the repayment of the principal.

     (iv) Raise equity capital. On December 6, 2000 the Company met in New York city with a representative of the Rain Forest Alliance, an environmental agency, and their representative of that agency's Smart Wood certification program. The purpose of the meeting was to investigate the possibility of soliciting equity capital from certain firms interested in investing in projects that positively affect the certification and expansion of sustainable managed forest programs or projects. A sustainable managed forest or projects is defined as a designated segment of forest where trees are inventoried to determine how much harvesting can be executed annually without exceeding the natural replaced thus sustaining the forest indefinitely. A project must also have a market for the wood to be harvested such that the forest take on a value that precludes the value of cutting trees for the clearance of the land for ranching or agriculture. The certification program is after an on site inspection and review that evaluates, among other things, the inventory, harvesting practices, and marketing of the wood. It is the marketing element that could make the Company a good candidate for these funds or investments. The Company would expect any investment to be made in Muebles Wellington Hall (MWH), the Honduran subsidiary, or in Wellington Hall Caribbean Corp. which owns MWH and markets its production. Because of time restrains since the December 6 meeting no further action has been taken in this pursuit and no prediction can be made as to when, if. or how much equity might be realized by the Company and this approach.

     (v)  Repayment  of  the  loan  from   profits.   The  Company   experienced
significant and material losses during three previous fiscal years. The Company's strategy to returning the Company to profitability has progressed and, at least during the first half of the current fiscal year, seems to have eliminated the losses but has not restored profits to a level to accommodate the repayment of its outstanding debt including the OPIC loan balance. That strategy is basically to seize domestic production which accounted for most of the losses and to restructure the Company whereby it markets and distributes products manufactured in the Company's Honduras facility or that is procured from other "off shore" sources (OSS). Products from OSS include new products and products manufactured domestically by the Company in the past. It has taken considerable time to find adequate sources and to make the transition but production has essentially been stopped at the Company's Lexington, N.C. facility whereby activities now, for the most part, include receiving, warehousing, packaging, and shipping. Management believe the completion of the transition is close to being resolved, that its products have acceptable profit margins in their prices, but that considerable time, financing, and possibly other arrangement, will yet be required, additional financing will to restoring the level of sales to an adequate level whereby the margins will result in a level of profitability to properly service the Companys debts. More specifically,

          (a) Forgoing the execution of one or more the above described efforts, OPIC may be required to extend its forbearance agreement.. The Company has no knowledge as to OPIC's position on such an extension but plans to meet before the calendar year end to discuss the matter with OPIC.

          (b) Lexington State Bank (LSB) or another sources will be required to extend more credit to finance the cost of additional sales aids , receivables, and minimal inventory growth. The Company has no knowledge as to LSB's or any other source's position on extending additional credit.

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

     The Company's primary sources of liquidity are the bank lines of credit and cash flow from operations. For its domestic operations, the Company has three hundred thousand dollar lines of credit with Lexington State Bank (See above) and the outstanding balance at October 31, 2000 was $170,000. MWH has lines of credit with two Honduran banks and as of October 31, 2000, an aggregate of about $213,696 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 24% and 27% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's negative cash flow from operating activities were reported to be about ($109,552) for the period ended October 31, 2000 and ($155,666) for the period ended October 31, 1999. The primary contributing factor to the negative cash flow for the current fiscal half year was a decrease in Account Payable-Trade of approximately $274,568 or from about $483,706 at April 30, 2000 to about $209,138 at October 31, 2000. This drop in payables was the results of an agreement with one of the Company's vendors to converting a significant and long standing balance of about $194,350 to a term loan. This agreement, executed on August 31, 2000, bears an interest rate of 12% per annum and is to be repaid on or before March 31, 2003. The Company makes interest and principal payment monthly of approximately $7,500. Prior to the execution of this note, the Company generally made monthly payments in varying amounts. Without this conversion of short term debt to long term debt, the cash flow from operations activities would have been positive by an amount estimated to be about $94,000 and would have been mostly as a result of a decrease in trade receivables. If the Company is to meet its liquidity needs in the future, it must generate positive cash flows and avoid any significant losses in the future.

     As of October 31, 2000, accounts receivable-trade had decreased by approximately $101,149, about $667,231 at April 30, 200 to about $566,082 at October 31, 2000 or, since the beginning of the fiscal year, mostly as a result of lower sales late in the second fiscal quarter and an improved turn on collecting the receivables. The receivables represented a turnover rate of about forty-five days, a decrease of about three days when compared to the turnover rate reported at April 30, 2000. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and 3% 10; Net 30 for foreign produced goods (FPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required

     Consolidated inventories increased by about $41,731 during the fiscal quarter primarily as a result of an increase in the inventories of Honduran produced goods.

     Property and equipment is reported on the consolidated balance sheets to have decreased by about $1,614 for the two fiscal quarters mostly a result of there removal of written off assets at the Company's Honduran facility. The value of the Company's foreign fixed assets are revalued to reflect the fluctuation in the value of the foreign currency. The devaluation of the Honduran currency relative to the prior fiscal year end was about 2.0%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment. There are no significant capital expenditures planned for fiscal year 2001 and expenditures are expected to be limited to maintenance needs which develop from time to time.

     Current Maturities on Long Term Debt increased slightly and mostly reflects the capitalization of interest expense as per the terms of the Forbearance Agreement dated May 11, 2000. (See the discussion of the OPIC loan above). Long-term debt less current maturities decreased because of a payment on the long term loan with Lexington State Bank.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 15.02 lempira to the dollar at October 31, 2000. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.92 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     On April 30, 2000, Ernst B. Kemm, upon the Board of Directors approval executed a long term loan with the Company whereby the Company can borrow up to $110,000 to finance the purchase of inventory from off shore suppliers. Under the terms of the loan, interest will be paid monthly on the outstanding balance at a rate of 1 1/2 per above prime as established by Lexington State Bank. Upon notification by Mr. Kemm, the outstanding balance will be due on the last day of the thirteenth month following the receipt of notification. The Company has the right to make payments against the balance from time to time. On October 31, 2000 the Company borrowed $110,000 against this loan.

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

     At the annual meeting of shareholders held in September of 1999, Mr. Ricks was elected a director and on October 31, 1999 Mr. Rick's exercised a warrant and invested $30,000 for 100,000 shares of the Company's common stock. The funds received from Mr. Ricks was used to purchase inventory. Mr. Ricks did not exercise the warrant which could have been exercised on July 31, 2000. On September 16, 2000 Mr. Ricks resigned from the Board of Directors of Wellington Hall Limited.

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

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THE THREE MONTHS AND SIX MONTHS ENDED OCTOBER 31, 1999

     Consolidated revenues for the first two fiscal quarters ended October 31, 2000 and 1999 were about $2,271,495 and $2,7557,226 respectively representing a decrease of approximately $485,730 or about 17.8%. Sales of domestically produced goods (DPG) for the first two quarters of fiscal year 2001 were about $632,015, down approximately $777,938 or 55.0% from the $1,409,953 reported last year at October 31, 1999. The prices for DPG were last increased August 15, 1998 by an estimated 5 to 6%. Sales of the Company's Honduran produced goods (HPG), net of intercompany sales, for the first two quarters were approximately $1,238,537 in 2000 versus $955,793 in 1999 representing an increase of about $332,744 or 25.8% versus the previous year's sales. The prices for HPG were last increased April 15, 2000 by an estimated 6%. Because of the level of the backlog of orders for those products on April 15, 2000, the increased prices probably had little to no affect on the sales reported for the quarter ended July 31, 2000. Sales of the Foreign produced goods (FPG), marketed as Wellington Hall Imports (WHI), for the first half of the fiscal year ended October 31,2000 were approximately $221,728 versus $255,754 the previous year representing a slight decrease of about $4,026 or 1.7 %. Sales of all categories of the Company's products through the Company's retail outlet for the first two quarters were approximately $125,711 in 2000 versus sales of about $132,218 the previous fiscal year.

     The sales of FPG reported are the result of an agreement between the Company and Furniture Classics Limited (FCL) whereby FCL supplies the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company is marketing exclusively ( see discussion above ). The products the Company is marketing as a result of that agreement were introduced at the High Point International Furniture Market held in April 1999. In addition to the products from FCL, the Company has also established relationships with other foreign manufacturers that are producing products for the Company to market and distribute exclusively. The Company begin marketing such items in February of 1998 and has continually expanded both the resource base and the product line accordingly. The Company does not have a contractual relationship with the foreign manufacturers of these products. The fact that these sales have not grown during the current fiscal year is largely attributed to the Company's elimination of one source which it has been replace with another source but who's shipments have not yet significantly contributed to the Company's sales. The fact that the Company has no sales aids (catalogs) published or issued to its dealer has also negatively effected the sales in this product category. Both of these contributing factors to the level of FPG's could be address in the third fiscal quarter ending January 31, 2001.

     Consolidated revenues for the second fiscal quarters only ended October 31, 2000 and 1999 were about $1,134,556 and $1,264,150 respectively representing a decrease of approximately $132,551 or about 10.5%. Consolidated revenues for the second fiscal quarters only ended October 31, 2000 compared to the first quarter of the current fiscal year ended July 31, 2000 were essentially even.

     The Company's firm backlog of orders on October 31, 2000 was about $1,757,567, down about 6.6% from the backlog of about $1,876,566 on April 30, 2000 and down about 11.2% from the approximate backlog of $1,992,050 reported at October 31, 1999. The October 31, 2000 backlog included about $815,425 of products manufactured domestically in the past, and for the most part is now committed to off shore sources, as opposed to about $763,498 included in the April 30, 2000 backlog and about $962,677 included in the October 31, 1999 backlog. The backlog included for WHCC or Honduran-produced products, less intercompany orders, was about $526,000 on October 31, 2000 versus about
$780,936  on April 30,  2000 and  $683,869  on October  31,  1999.  The  backlog included for foreign produced goods, marketed as Wellington Hall Imports and other than the Company's Honduran produced goods, was about $416,142 at October 31, 2000 versus about $332,132 on April 30,2000 and $345,504 on October 31,
1999.

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

     During the fiscal six months period ended October 31, 2000, cost of sales decreased approximately $329,841 to about $1,584,063 when compared to the $1,913,904 reported last year. As a percent of sales, the cost was 69.7% versus 69.4% for the fiscal first two quarters ended October 31, 2000 and 1999 respectively. During the fiscal quarter ended October 31, 2000, cost of sales decreased approximately $49,125 to about $787,669 when compared to the $836,794 reported last year. As a percent of sales, the cost was 69.4% versus 66.2% for the fiscal second quarter ended October 31, 2000 and 1999 respectively. The decline in the cost of sales is mostly a reflection of the decline in revenues. The cost of sales as a percent of sale decreased from 70.3% at the end of the first fiscal quarter ended July 31, 2000 to 69.4% at the end of the second quarter ended October 31, 2000. This decline is likely the results of the product mix making up sales whereby imported goods with higher margins increased as a percent of the total.

     During the fiscal six months period ended October 31, 2000, selling, general, and administrative expenses decreased about $239,352 or 33.6%, dropping from $711,552 in the six months period last year to $472,200 at October 31, 2000. During the second fiscal quarter ended October 31, 2000, selling, general, and administrative expenses decreased about $149,833 or 39.1%, dropping from $382,995 in the three months period last year to $233,162 at October 31, 2000. These declines are mostly related to the lower sales of domestically produced good and the reduced production activity to support these sales. Further declines in the cost of good sold and Selling, general and and administrative expenses will be minimal. Selling, general, and administrative expenses were $239,037 in the fist fiscal quarter ended July 31, 2000 virtually the same as the $239, 352 reported for the second quarter ended October 31, 2000.

     Interest expenses during the fiscal six months period were about $175,114 and $187,713 as reported for October 31, 2000 and 1999 respectively. The decrease reflects mostly a decrease in the debt with Honduran banks of about $114,486 against which the Company was paying an interest rate of approximately 27%. Any addition reductions in the Company's debt will likely depend on the Company's ability to increase its profits. During the three months ended October 31, 2000 and 1999 interest expenses did not change as reduced interest on foreign debt was off set by the conversion of trade payable to long term debt discussed above.

     For the two fiscal quarters ended October 31, 2000, operating income (earning before interest and taxes) was about $215,232, compared to $131,769 for 1999. The net income for the first two quarters of fiscal year 2001 was about $36,647 versus a loss of about ($74,876) at October 31, 1999. For the fiscal quarter ended October 31, 2000, operating income (earning before interest and taxes) was about $112,351, compared to $45,943 for 1999. The net income for the first two quarters of fiscal year 2001 was about $19,653 versus a loss of about ($62,647) at October 31, 1999.

The net profits reported in the second quarter and six months period ended October 31, 2000 are mostly the result of lower levels of assembly production, reductions in employment, and reduced overheads at the Company's Lexington, N.C. facility. That facility has essentially been reorganized to receiving, packaging, warehousing and shipping products received from the Company' Honduras facility and from other foreign resources. The domestic facility will continue minimal assembly production of certain products deemed profitable, applying a furniture finish to portions of the products imported, and possibly contract finishing of products imported by other Company's.

                           Forward Looking Statements

     Certain statements in Item 1. -Business and item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this 10KSB should be read as being applicable to all related foreward-looking statements where ever they may appear in this form 10KSB. The Company's actual results could differ materially from those discussed herein.

                                     PART II

Other Information

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits Filed:

               Exhibit No.                  Description

               3.1 Amended and Restated Charter of Wellington Hall Limited. Incorporated by reference

               3.2 Bylaws of Wellington Hall, Limited, as amended. Incorporated by reference

              10.40 Business Loan Agreement,  dated August 31, 2000, between the
                    Company and Hayworth Roll and Panel, Co.,Inc.

     (b)  Reports on From 8-K filed during the quarter  ended  October 31, 2000:
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                              (Registrant)

Date: December 15, 2000                 By: /s/ Hoyt M. Hackney
                                           --------------------
                                        Hoyt M. Hackney, Jr., President and
                                        Chief Executive Officer
                                        Chief Financial Officer