Form 10QSB
period 2001-01-31
WELLINGTON HALL LTD
filed 2001-03-19
CIK 105567

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Period Ended January 31, 2001
                     ----------------

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

Indicate the number of shares outstanding of each of insurer's classes of common stock, as of the latest practicable date.

      CLASS                     Number of Shares                    Date
      -----                     ----------------                    ----
  Common Stock                     3,823,220                   January 31, 2001

Traditional Small Business Disclosure Format:

     YES [X]        No [ ]

                                      INDEX

                    Wellington Hall, Limited and Subsidiaries

PART 1.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statements (Unaudited)

          Consolidated balance sheet - January 31, 2000                        3
          And April 31, 2000

          Consolidated statements of income - Six months and three             4
          months ended January 31, 2001 and 2000

          Consolidated statements of cash flows- Three months ended            5
          January 31, 2001 and 2000

          Notes to consolidated financial statements - January 31, 2001        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        7

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    14

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                                   (UNAUDITED)
                                   -----------

                                                 Quarter Ended      Year Ended
                                                   January 31,       April 30,
                                                      2001             2000
                                                  ------------     ------------
   ASSETS
Current assets:
   Cash                                           $     14,385     $      4,541

Accounts Receivables:
   Trade                                          $    633,887     $    667,231
   Allowance for Bad Debt                              (63,843)         (63,843)
   Inventories                                       3,400,195        3,313,222
   Note Receivable-Officer                                 -0-              -0-
   Prepaid Expenses                                    145,590           88,638
   Deferred Income Taxes                               22 ,145           22,145
                                                  ------------     ------------
   Total Current Assets                           $  4,152,359     $  4,009,788
                                                  ------------     ------------
   Deferred Income Taxes                               104,366          104,366
                                                  ------------     ------------

Property, Plant and Equipment:
   Cost                                              1,961,127        1,965,679
   Less Accumulated Depreciation                    (1,337,448)      (1,294,680)
                                                       623,679          670,999
                                                  ------------     ------------

Other Assets:                                               26              299
     Total Assets                                 $  4,880,430     $  4,807,911
                                                  ------------     ------------

   LIABILITIES
Current Liabilities:
   Current Maturities of L/T Debt                 $    972,982     $    953,918
   Notes Payable, Banks                                511,496          458,219
   Accounts Payable
   Trade                                               242,589          483,707
   Sundry                                              115,760           49,830
   Customer Deposits                                    39,612           68,457
   Other Current Liabilities                           183,569          122,278
                                                  ------------     ------------
   Total Current Liabilities                      $  2,066,008     $  2,136,409
                                                  ------------     ------------

Noncurrent Liabilities:
   Deferred Compensation Accrual                       330,000     $    312,000
   Long-Term Debt, Less Current Maturities           1,559,357        1,420,463
                                                  ------------     ------------
   Total Liabilities                              $  3,955,364     $  3,868,872
                                                  ------------     ------------

   STOCKHOLDERS' EQUITY
Common Stock; Authorized 6,000,000
   Shares; No Par; Stated Value $4; Shares
   Issued and Outstanding - 1,689,887             $  3,811,531     $  3,811,531

Preferred Stock; Authorized 5,000,000
   Shares: $5 par; No Shares Issued
   or outstanding                                          -0-              -0-

Retained Earnings                                     (954,177)        (965,961)

Cumulative Translation Adjustments                  (1,932,289)      (1,906,531)
                                                  ------------     ------------
Total Stockholders' Equity                        $    925,065          939,039
                                                  ------------     ------------
Total Liabilities & Equity                        $  4,880,430     $  4,807,911
                                                  ============     ============

     Notes to consolidated financial statement are an internal part hereof.

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

                                                   Three Months Ended                 Nine Months Ended
                                                       January 31,                       January 31,
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
Revenue:
   Sale of Furniture                          $  1,074,283     $  1,420,533     $  3,342,273     $  4,174,252
   Other Income                               $      3,131     $     48,819     $      6,635     $     52,326
                                              ------------     ------------     ------------     ------------
   Total                                      $  1,077,414     $  1,469,352     $  3,348,909     $  4,226,577
                                              ------------     ------------     ------------     ------------

   Cost of Furniture Sold                     $    776,467     $  1,113,201     $  2,360,530     $  3,027,105
   Gross Profit                               $    300,947     $    356,151     $    988,378     $  1,199,472
   Other operating, selling, general
     and administrative expenses              $    237,048     $    285,765     $    709,248     $    977,318

   Income (Loss) From Operations              $     63,899     $     70,385     $    279,130     $    202,154

Other Deductions:
   Interest Expense--S/T                      $     21,096     $     29,999     $     71,459     $    114,259
   Interest Expense--L/T                      $     69,536     $     56,479     $    194,287     $    159,931
                                              ------------     ------------     ------------     ------------
   Total                                      $     90,632     $     86,478     $    265,746     $    274,191
                                              ------------     ------------     ------------     ------------

   Income Before Taxes And
     Extraordinary Items                     ($     26,733)   ($     16,092)    $     13,384    ($     72,036)

   Income Taxes                              ($      3,470)   ($     10,626)    $          0     $      8,306
                                              ------------     ------------     ------------     ------------

   Net Income                                ($     23,263)   ($      5,466)    $     13,384    ($     80,342)
                                              ============     ============     ============     ============

Earnings (Loss) Per Share of Common Stock:
  Primary and Assuming Fully Diluted

   Income Before Extraordinary Items         ($      0.001)   ($       0.00)    $       0.00    ($       0.02)
   Extraordinary Item                         $       0.00     $       0.00     $       0.00     $       0.00
   Net Income (Loss)                         ($       0.01)   ($       0.00)    $       0.00    ($       0.02)
                                              ============     ============     ============     ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Nine Months Ended
                                                             January 31,
                                                         2001           2000
                                                      ----------     ----------

Cash Flow From Operating Activities:
   Net Income Loss) For the Period                    $   13,384     ($  72,277)
   Noncash Expenses (income) Included                 ($       1)         1,837

   In Net Income
      Depreciation                                        51,211         73,915
      Deferred Income Taxes                                    0              0
      Deferred Compensation                               18,000         18,000
   Changes in Assets and Liabilities:
      (Increase) Decrease in Accounts
         Receivables, Net                                 32,044       (112,338)

   (Increase) Decrease in Note Receivable                     00             00
   (Increase) Decrease in Inventories                   (117,063)       191,174

   (Increase) Decrease in Prepaid Expenses               (58,119)       (73,289)
   (Increase) Decrease in Other Assets                       267         (3,412)

   (Increase) Decrease in Accounts
      Payable, Customer Deposits And
      Other Current Liabilities                       ($ 138,460)    ($ 115,220)

   Net Cash Provided By (Used For)
      Operating Activities                            ($ 198,736)    ($  91,610)

Cash Flow From Investing Activities:
   Purchase of Property and Equipment                 ($  11,410)    ($  37,817)

Cash Flow From Financing Activities:
   Proceeds From Long-Term Borrowing                  $  158,984     $  273,711

   Proceeds From Short-Term Borrowing                 $   60,034     ($ 192,070)
   Proceeds From Equity Capital                               00         57,000

   Net Cash Provided By Financing Activities          $  219,017     $  138,641
                                                      ----------     ----------

   Effect of Exchange Rate on Cash                    $    1,665     ($  10,572)
                                                      ----------     ----------

   Net Increase (Decrease) In Cash                    $   10,536     ($   1,259)

   Cash, Beginning of Period                          $    3,849     $   36,417
                                                      ----------     ----------

   Cash, End Of Period                                $   14,385     $   35,159
                                                      ==========     ==========

Cash Paid During The Period For:
   Income Taxes                                       $        0     $        0
                                                      ==========     ==========
   Interest                                           $  261,522     $  274,191
                                                      ==========     ==========

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                   WELLINGTON HALL, LIMITED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
January 31, 2001

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

4. The financial statements of the Company's foreign subsidiary, Muebles Wellington Hall, S.A., have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated using the current ("spot") exchange rates at the balance sheet date or
     15.18 Lempiras to 1 U.S. Dollar. Income statement amounts have been translated using the weighted average exchange rate which for the period was 14.98 Lempira to 1 U.S. Dollar. The gains and losses resulting from the change in exchange rates during the quarter have been reported separately as a component of stockholders' equity entitled "Cumulative Translation Adjustments". Net currency transaction gains or losses which occur during the quarter are included in net earnings and amounted to approximately $252 and ($7,875) during the quarters ended January 31, 2001 and 2000 respectively.

Item 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of January 31, 2001, total stockholders' equity was approximately $925,065 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were about $1,383,719 and $857,940 respectively.

     On June 16, 1999, Lexington State Bank (LSB), the company's primary domestic lender, restructured the company's debt whereby three lines of credit with an aggregate total loan balance of approximately $1,272,000 and one term loan with a balance of approximately $277,784 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. On June 16, 1999 the Company owed $20,000 against this line of credit. The three lines of credit retired carried interest rates ranging between prime plus 1% and 1 1/2%. The long term loan retired had an interest rate of prime plus 1.5%. The new long term loan and line of credit bear interest rates of prime plus 3/4% and are secured by substantially all of the Company's domestic assets. Principal payments on the line of credit are is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit is reviewed annually for renewal. On January 31, 2001 the Company owed $285,000 on the line of credit.

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

     The Company agreed in December of 1999 to bear the expense of having the OPIC mortgage on the Company's Honduran facility extended. Under Honduran law the maximum length of time a mortgage can remain in effect is ten years and OPIC's original mortgage was due to expire on April 1, 2000. Prior to April 1, 2000 the original OPIC mortgage was extended for another ten years. The expense of this transaction was minimal.

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

          (i) The sale of the Honduran facility. The Company has advertised the facility and operation on the internet and discussed the sale with the likely possible buyers in Honduras. No serious purchaser has committed beyond discussions of such a transaction. The Company is negotiating a sale agreement with a five percent contingency commission fee with three individuals in Honduras (the group) consisting of the Company's Honduran corporate counsel, an individual associated with the Honduran financial market, and a local real-estate broker. The Company is likely to execute an agreement in March of 2001.

          (ii) The sale of domestic assets. The Company was approached by a potential buyer interested in possibly purchasing the Company's name, product line, and inventories. These discussion ended when the potential buyer changed their business plan to another marketing direction. No activities are presently under consideration.

          (iii) Refinancing the debt. The Company has requested from a Central American bank a loan of $1,000,000 the proceed of which would be used to pay off the OPIC loan and to partially replace debt presently outstanding with with Honduran banks. The bank is presently executing its due diligence to determine if the loan will be granted. No schedule has been establish for the completion of the due diligence. The loan request included a two year grace period on the repayment of the principal and will bear an interest rate between 14-17%.

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

          (v) Repayment of the loan from profits. The Company experienced significant and material losses during three previous fiscal years. The Company's strategy to returning the Company to profitability has progressed and, at least during the first three quarters of the current fiscal year, seems to have eliminated the losses but has not restored profits to a level to accommodate the repayment of its outstanding debt including the OPIC loan balance. That strategy has essentially been to cease domestic production which accounted for most of the losses and to restructure the Company whereby it markets and distributes products manufactured in the Company's Honduras facility or that is procured from other "off shore" sources (OSS).

     Products from OSS include new products and products manufactured domestically by the Company in the past. It has taken considerable time to find adequate sources and to make the transition but production has essentially been stopped at the Company's Lexington, N.C. facility whereby activities now, for the most part, include receiving, warehousing, packaging, and shipping. Management believe the completion of the transition is close to being resolved, that its products have acceptable profit margins in their prices, but that considerable time, additional financing, and possibly other arrangement will yet be required to restore the level of sales to an adequate level whereby the margins will result in a level of profitability to properly service the Company's debts. More specifically,

     (a) Forgoing the execution of one or more the above described efforts, OPIC may be required to extend its forbearance agreement.. The Company has no knowledge as to OPIC's position. The Company continues to pay quarterly interest on the OPIC loan and communicates from time to time on activities discussed above aim at repaying the principal on the loan.

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

     The Company's primary sources of liquidity are the bank lines of credit and cash flow from operations. For its domestic operations, the Company has a three hundred thousand dollar lines of credit with Lexington State Bank (See above) and the outstanding balance at January 31, 2001 was $285,000. MWH has lines of credit with two Honduran banks and as of January 31, 2001, an aggregate of about $226,496 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 22% and 27% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's negative cash flow from operating activities were reported to be about ($198,736) for the period ended January 31, 2001 and ($91,610) for the period ended January 31, 2000. The primary contributing factor to the negative cash flow for the current fiscal three quarters was a decrease in Account Payable-Trade of approximately $241,118 or from about $483,707 at April 30, 2000 to about $242,589 at January 31, 2001. This drop in payable was the results of an agreement with one of the Company's vendors to converting a significant and long standing balance of about $194,350 to a term loan. This agreement, executed on August 31, 2000, bears an interest rate of 12% per annum and is to be repaid on or before March 31, 2003. The Company makes interest and principal payment monthly of approximately $7,500. Prior to the execution of this note, the Company generally made monthly payments in varying amounts. Without this conversion of short term debt to long term debt, the cash flow from operations activities would have been negative by an amount estimated to be about ($4,386). If the Company is to meet its liquidity needs in the future, it must generate positive cash flows and avoid any significant losses in the future.

     As of January 31, 2001, accounts receivable-trade had decreased by approximately $33,344, from about $667,231 at April 30, 200 to about $633,887 at January 31, 2001, since the beginning of the fiscal year, mostly as a result of lower sales during the current fiscal year as compared to the previous year. The receivables represented a turnover rate of about fifty-four days, an increase of about six days when compared to the turnover rate reported at April 30, 2000. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and 3% 10; Net 30 for foreign produced goods (FPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required

     Consolidated inventories increased by about $86,660 during the fiscal three quarters ended January 31, 2001 primarily as a result of an increase in the inventories of Honduran produced goods. Management believes the decline in the national economy similarly effected the Company's sale during the third fiscal quarter ended January 31, 2001. Actions have been taken to curtail production at the Honduran facility to minimize further inventory growth.

     Property and equipment is reported on the consolidated balance sheets to have decreased by about ($4,552) during the three fiscal quarters. The value of the Company's foreign fixed assets are revalued to reflect the fluctuation in the value of the foreign currency. The devaluation of the Honduran currency relative to the prior fiscal year end was about 3.2%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment.

     There are no significant capital expenditures planned for fiscal year 2001 and expenditures are expected to be limited to maintenance needs which develop from time to time. The Company's total outlay for capital improvements for the three quarters ended January 31, 2001 was approximately $11,410 used primarily to upgrade the Honduran facility.

     Current Maturities on Long Term Debt increased slightly and mostly reflects the capitalization of interest expense as per the terms of the Forbearance Agreement dated May 11, 2000. (See the discussion of the OPIC loan above). Long-term debt less current maturities increased as a result of converting a certain trade payable balance owed a Company vendor to a term loan (see discussion above).

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 15.18 lempira to the dollar at January 31, 2001. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.48 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     On April 30, 2000, Ernst B. Kemm, upon the Board of Directors approval executed a long term loan with the Company whereby the Company can borrow up to $110,000 to finance the purchase of inventory from off shore suppliers. Under the terms of the loan, interest will be paid monthly on the outstanding balance at a rate of 1 1/2 per above prime as established by Lexington State Bank. Upon notification by Mr. Kemm, the outstanding balance will be due on the last day of the thirteenth month following the receipt of notification. The Company has the right to make payments against the balance from time to time. On January 31, 2001 the Company borrowed $110,000 against this loan.

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

     At the annual meeting of shareholders held in September of 1999, Mr. Ricks was elected a director and on October 31, 1999 Mr. Rick's exercised a warrant and invested $30,000 for 100,000 shares of the Company's common stock. The funds received from Mr. Ricks was used to purchase inventory. Mr. Ricks did not exercise the warrant which could have been exercised on July 31, 2000 or on December 31, 2000. On September 16, 2000 Mr. Ricks resigned from the Board of Directors of Wellington Hall Limited.

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

     The primary purpose of the revisions to the "Deferred Compensation Agreement" was as an incentive to the Company's lenders to restructure the outstanding Company loans whereby the potential outlay of $50,000 per year is removed, reduced and/or delayed to enhance the Company's ability to repay its debt over all or part of the period the restructured loan long agreement would specify. After the action of the board of directors on April 19, 1999 the financial institutions to whom the Company is indebted have shown little interest in the revision being complete though, in fact, it was suggested by one of the Company's lenders. Therefore the proposed revision to the Deferred Compensation Agreement will have no effect on the disposition of the Company's debt by the financial institutions involved and the proposal has been eliminated from consideration and will not be executed.

     The Company leases a 4,400 square-foot showroom located in High Point, North Carolina which is utilized to display the Company's products, particularly new product introductions, during the semiannual International Furniture Markets.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THE THREE MONTHS AND NINE MONTHS ENDED JANUARY 31, 2000

     Consolidated revenues for the first three fiscal quarters ended January 31, 2001 and 2000 were about $3,342,273 and $4,174,252 respectively representing a decrease of approximately $831,979 or about 19.9%. Sales of domestically produced goods (DPG) for the first three quarters of fiscal year 2001 were about $937,103, down approximately $974,578 or 51.0% from the $1,911,681 reported last year at January 31, 2000. The prices for DPG were last increased August 15, 1998 by an estimated 5 to 6%. Sales of the Company's Honduran produced goods (HPG), net of intercompany sales, for the first three quarters were approximately $1,953,430 in 2001 versus $1,911,352 in 2000 representing an increase of about $42,078 or 2.2% versus the previous year's sales. The prices for HPG were last increased April 15, 2000 by an estimated 6%. Because of the level of the backlog of orders for those products on April 15, 2000, the increased prices probably had little to no affect on the sales reported for the quarter ended July 31, 2000. Sales of the Foreign produced goods (FPG), marketed as Wellington Hall Imports (WHI), for the first three quarters of the fiscal year ended January 31, 2001 were approximately $402,451 versus $409,422 the previous year representing a slight decrease of about $6,971 or 1.7 %. Sales of all categories of the Company's products through the Company's retail outlet for the first three quarters were approximately $144,008 in 2001 versus sales of about $168,158 the previous fiscal year.

     The sales of FPG reported are the result of an agreement between the Company and Furniture Classics Limited (FCL) whereby FCL supplies the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company is marketing exclusively (see discussion above ). The products the Company is marketing as a result of that agreement were introduced at the High Point International Furniture Market held in April 1999. In addition to the products from FCL, the Company has also established relationships with other foreign manufacturers that are producing products for the Company to market and distribute exclusively. The Company begin marketing such items in February of 1998 and has continually expanded both the resource base and the product line accordingly. The Company does not have a contractual relationship with the foreign manufacturers of these products.

     The fact that these sales have not grown during the current fiscal year is largely attributed to the Company's elimination of one source which it has replaced with another source but who's shipments have not yet significantly contributed to the Company's sales. The fact that the Company has no sales aids (catalogs) published or issued to its dealer has also negatively effected the sales in this product category. Both of these contributing factors to the lower level of FPG's sales were to be addressed in the third fiscal quarter ending January 31, 2001, but now such actions have been delayed indefinitely because of inadequate available funds.

     Consolidated revenues for the third fiscal quarters ended January 31, 2001 and 2000 were about $1,074,414 and $1,469,352 respectively representing a decrease of approximately $391,938 or about 26.6%. Sales during each of the first three quarter of the current fiscal year were essentially the same.

     The Company's firm backlog of orders on January 31, 2001 was about $1,228,199, down about 34.5% from the backlog of about $1,876,566 on April 30, 2000 and down about 28.9% from the approximate backlog of $1,726,488 reported at January 31, 2000. The January 31, 2001 backlog included about $668,192 of products manufactured domestically in the past, and for the most part is now committed to off shore sources, as opposed to about $763,498 included in the April 30, 2000 backlog and about $776,931 included in the January 31, 2000 backlog. The backlog included for WHCC or Honduran-produced products, less intercompany orders, was about $232,233 on January 31, 2001 versus about
$780,936  on April 30,  2000 and  $625,275  on January  31,  2000.  The  backlog included for foreign produced goods, marketed as Wellington Hall Imports and other than the Company's Honduran produced goods, was about $327,774 at January 31, 2001 versus about $332,132 on April 30,2000 and $374,242 on January 31,
2000.

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

     During the fiscal nine months period ended January 31, 2001, cost of sales decreased approximately $666,576 to about $2,360,530 when compared to the $3,027,105 reported last year. As a percent of sales, the cost was 70.6% versus 72.5% for the fiscal first three quarters ended January 31, 2001 and 2000 respectively. During the fiscal quarter ended January 31, 2001, cost of sales decreased approximately $336,234 to about $776,467 when compared to the $1,113,201 reported for the period last year. As a percent of sales, the cost was 72.3% versus 78.4% for the fiscal third quarter ended January 31, 2001 and 2000 respectively. The decline in the cost of sales is mostly a reflection of the decline in revenues and the change in product mix making up sales whereby imported goods with higher margins increased as a percent of the total.

     During the fiscal nine months period ended January 31, 2001, Selling, General, and Administrative expenses decreased about $288,070 or 28.9%, dropping from $997,318 in the nine months period last year to $709,248 at January 31, 2001. During the third fiscal quarter ended January 31, 2001, Selling, General, and Administrative expenses decreased about $48,717 or 17%, dropping from $285,765 in the three months period last year to $237,048 at January 31, 2001. These declines are mostly related to the lower sales of domestically produced good and the reduced production activity to support these sales. Further declines in the cost of good sold and Selling, General and and Administrative expenses will be minimal. Selling, General, and Administrative expenses were about $239,037 in the first fiscal quarter ended July 31, 2000, about $239, 352 for the second quarter ended October 31, 2000 both virtually the same as reported for the third fiscal quarter.

     Interest expenses during the fiscal nine months period were about $274,191 and $265,746 as reported for January 31, 2001 and 2000 respectively. The decrease reflects mostly a decrease in the debt with Honduran banks of about $39,696 against which the Company was paying an interest rate of approximately 27%. Any addition reductions in the Company's debt will likely depend on the Company's ability to increase its profits. During the three months ended January 31, 2001 and versus 2000, interest expenses increased by about $4,154 or 5% because of the conversion of trade payable to long term debt discussed above.

     For the three fiscal quarters ended January 31, 2001, operating income (earning before interest and taxes) was about $279,130, compared to $202,154 for 2000. The net income for the first three quarters of fiscal year 2001 was about $13,384 versus a loss of about ($80,342) at January 31, 2000. For the fiscal quarter ended January 31, 2001, operating income (earning before interest and taxes) was about $63,899, compared to $70,385 for 2000. The net loss for the third quarter of fiscal year 2001 was about ($23,263) versus a loss of about ($5,466) at October 31, 2000.

     The net profits reported in the nine months period ended January 31, 2001 are mostly the result of lower levels of assembly production, reductions in employment, and reduced overheads at the Company's Lexington, N.C. facility. That facility has essentially been reorganized to receiving, packaging, warehousing and shipping products received from the Company' Honduras facility and from other foreign resources. The domestic facility will continue minimal assembly production of certain products deemed profitable, applying a furniture finish to portions of the products imported, and possibly contract finishing of products imported by other Company's.

     To reduce the Company's substantial expense for annual certified audits, transfer agent fees, legal fees, management time, and other related expenses, the Board of Directors will soon consider approving actions directed at changing the Company's status from a Securities and Exchange Commission reporting, listed company to a non reporting, non listed company. Such action is likely to involve a reverse split of 1:200 of the Company's outstanding common stock and the purchase of resulting fractional shares whereby the number of Company shareholders will be reduced to less than five hundred. If such action is approved, the Company would likely purchase four tenth of one percent (.04%) of the outstanding stock and eliminate approximately two hundred and fifty shareholders. Such action would have virtually no effect on the ownership of the shareholders after the split.

                           Forward Looking Statements

     Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this 10QSB should be read as being applicable to all related foreward-looking statements where ever they may appear in this form 10QSB. The Company's actual results could differ materially from those discussed herein.

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

     (b)  Reports on From 8-K filed during the quarter  ended  January 31, 2001:
          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WELLINGTON HALL, LIMITED
                                              (Registrant)

Date: March 15, 2001                   By: /s/ Hoyt M. Hackney
                                           --------------------
                                           Hoyt M. Hackney, Jr.,
                                           President and
                                           Chief Executive Officer
                                           Chief Financial Officer