Form 10KSB40/A
period 2000-04-30
WELLINGTON HALL LTD
filed 2001-03-23
CIK 105567

FORM 10-AKSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

(X) AMENDED ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended April 30, 2000

or

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from
                               ---------------------------------
Commission File Number      0 3928
                        --------------

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

     Check if there is no disclosure of delinquent filers in response to item 405 of regulation 5-b contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-AKSB or any amendment. [X]

     State issuer's revenues for its most recent fiscal year: $ 5,395,680

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

     Transitional Small Business Disclosure Form (Check One)

         Yes [ ]      No [X]

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

     On April 30, 2000, Ernst B. Kemm, upon the Board of Directors approval executed a Loan Term loan with the Company whereby the Company can borrow up to $110,000 to finance the purchase of inventory from off shore suppliers. Under the terms of the loan, interest will be paid monthly on the outstanding balance at a rate of 1 1/2 per above prime as established by Lexington State Bank. Upon notification by Mr. Kemm, the outstanding balance will be due on the last day of the thirteenth month following the receipt of notification. The Company has the right to make payments against the balance from time to time. On April 30, 2000 the Company borrowed $55,000 against this loan.

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

     The revisions to the "Deferred Compensation Agreement", not yet finalized, are expected to reduce the compensation from $50,000 to $20,000 per year but, in any event, not before May 1, 2005. In exchange Mr. Hackney would receive restricted stock, 1,000,000 shares of common stock at $.30, which could not be sold until after retirement or death and then only in increments of 1/10 of the shares per year for a period of 10 years. This action, if finalized, could capitalize the $300,000 liability and thus remove the long term liability from the Company's balance sheet.

     The primary purpose of the revisions to the "Deferred Compensation Agreement" was as an incentive to the Company's lenders to restructure the outstanding loan whereby the potential outlay of $50,000 per year would be removed or delayed to potentially enhance the Company's ability to repay its debt.

     On June 16, 1999, Lexington State Bank (LSB), the company's primary domestic lender, restructured the company's debt whereby three lines of credit with an aggregate total loan balance of approximately $1,272,000 and one term loan with a balance of approximately $277,784 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. On June 16, 1999 the Company owed $20,000 against this line of credit. The three lines of credit retired carried interest rates ranging between prime plus 1% and 1 1/2%. The long term loan retired had an interest rate of prime plus 1.5%. The new long term loan and line of credit bear interest rates of prime plus 3/4% and are secured by substantially all of the Company's domestic assets. Principal payments on the line of credit are is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit is reviewed annually for renewal. On April 30, 2000 the Company owed $240,000 on the line of credit.

     The primary effect on June 16, 1999 of the restructured LSB debt reduced the Company's "Current Liabilities" by approximately $967,280 and increased long term debt. Depending on the level the Demand Notes utilized over time, the Company's interest and principal payments essentially remained equal to the level of those requirements prior to the restructuring of the debt thus minimizing the effect on the Company's working capital.

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

     On May 1, 2000 the Company and OPIC entered into a Forbearance Agreement which among other things forebeared OPIC until October 31, 2000 from seeking to enforce its rights against the collateral under the Loan Agreement due to the failure by the Company to make payment of principal in full, and interest thereon by October 31, 1999, as required under the terms of the loan agreement. In consideration for OPIC's above stated agreement to forbear from seeking to enforce right against the collateral, WHCC agreed to among other things to:

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

     On April 30, 2000 Ernst B. Kemm agreed, upon the Board of Directors approval, to loan the Company up to $110,000 to be used to finance furniture purchases from offshore source. At April 30, 2000 the Company owed $55,000 against this loan.

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

Backlog

     The Company's firm backlog of orders on April 30, 2000 was approximately $1,876,566 down from its backlog of $2,342,513 on April 30, 1999. The April 30, 2000 backlog included $763,498 of domestically-manufactured products, as opposed to $1,191,649 included in the 1999 backlog. The backlog for WHCC and Honduran-produced products, less intercompany orders, was $780,936 on April 30, 2000 versus $552,148 on April 30, 1999. The April 30, 2000 backlog included $332,132 of imported products, from sources other than Honduras, as opposed to $552,794 included in the 1999 backlog.

Sources and Availability of Raw Materials

     The Company's principal raw material is wood, and the Company utilizes several different species including Mahogany, Laurel, Pine, San Juan Areno, Walnut, Poplar, Cherry, Oak, Maple and Cedar. Wood for domestic production is purchased in the form of dimension stock (rough parts), components (turnings and carvings) and plywood. The Company uses all of these forms of wood in the manufacturing of its products. For example, in the production of a table, turnings and carvings may be used for table legs and specialty designs, plywood may be used for the tabletop and dimension stock (large pieces of wood that the Company is able to process into the required dimensions) may be used for other parts of the table. Plywood is generally available in adequate supply from domestic resources. Dimension stock and components are generally supplied to the Company by its Honduran Facilities. These same raw materials are available from domestic sources but generally at higher prices and lower quality. Accordingly, the loss of the Honduran Facilities as the Company's primary source of wood and as its sole supplier of the Company's proprietary line of assembled items of furniture would have a significant adverse effect on the Company's operations, financial condition, competitiveness and future prospects.

     Though the agency of the Honduran government responsible for forest resources is not able to provide an accurate inventory of the supply of mahogany or other species of wood available in Honduras and large quantities of mahogany have previously been harvested from Honduras over the years, the Company believes based upon all available information that an adequate supply of' mahogany is available and will be available for many years to come. The Company's belief is based on the fact that the Honduran government has always made available to the Company as much mahogany as it has requested and has never indicated that such supply may be in future jeopardy. In addition to mahogany, the Company currently utilizes the other species of wood referenced above and continually researches whether other species of wood are available in commercial quantities for manufacturing in order to expand its resource base.

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

Item 2.   Description of Property

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

Item 4.   Submission of Matters to Vote of Security Holders.

          None

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     Until October 1995, the Common Stock of the Company traded in the NASDAQ over-the-counter market system. Since that time, the Company's Common Stock has traded on the NASD's over-the-counter bulletin board. In absence of a market maker to furnish quotations, the Company has listed the only sale prices available to the Company which are trade prices that appeared on the Internet during fiscal year 2000.

     Quarter Ending    High     Low         Quarter Ending    High     Low

     July     1998     5/32     5/32        July     1999     0.20     0.07
     October  1998     0.15     0.15        October  1999     0.20     0.07
     January  1999     1/8      1/8         January  2000     0.20     0.07
     April    1999     0.07     0.07        April    2000     0.20     0.07

     These market quotations represent trade prices, as they appeared on the Internet.

     As of July 28, 2000, there were approximately 562 holders of record of the Company's Common Stock.

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

Item 6.   Managements Discussion and Analysis or Plan of  Operation

Liquidity and Capital Resources

     The Company's principal long-term capital resources are shareholders' equity, the term loan of Wellington Hall with Lexington State Bank and the term loan of WHCC with the Overseas Private Investment Corporation (OPIC). As of April 30, 2000, total stockholders' equity was approximately $939,039 and the outstanding principal amounts of the Lexington State Bank loan and the OPIC loan were about $1,455,505 and $838,876 respectively.

     On June 16, 1999, Lexington State Bank (LSB), the company's primary domestic lender, restructured the company's debt whereby three lines of credit with an aggregate total loan balance of approximately $1,272,000 and one term loan with a balance of approximately $277,784 were replaced by a long term loan of $1,529,784 with the repayment amortized over a period of ten years and a line of credit of $300,000. On June 16, 1999 the Company owed $20,000 against this line of credit. The three lines of credit retired carried interest rates ranging between prime plus 1% and 1 1/2%. The long term loan retired had an interest rate of prime plus 1.5%. The new long term loan and line of credit bear interest rates of prime plus 3/4% and are secured by substantially all of the Company's domestic assets. Principal payments on the line of credit are is due on demand. The line of credit and long term loan also contains restrictive covenants that prohibit Wellington Hall from paying dividends and making other distributions with respect to its capital stock. The line of credit is reviewed annually for renewal. On April 30, 2000 the Company owed $240,000 on the line of credit.

     The primary effect on June 16, 1999 of the restructured LSB debt reduced the Company's "Current Liabilities" by approximately $967,280 and increased long term debt. Depending on the level the Demand Notes utilized over time, the Company's interest and principal payments essentially remained equal to the level of those requirements prior to the restructuring of the debt thus minimizing the effect on the Company's working capital.

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

     The Company, beginning on July 31, 1998 and thereafter was unable to make quarterly principal payments except for the quarters ending on January 31, 1999 and April 30, 1999 when for each quarter the Company paid approximately $21,000. The Company has made all required quarterly interest payments. On October 31, 1999 the Company was unable to make the balloon payment which had grown to approximately $826,479 and, therefore, the Company was in default of the loan agreement. The Company did make the quarterly scheduled interest payments on October 31, 1999, January 31, 2000 and on April 30, 2000. The acceptance of the interest payments by OPIC did not in any way alter the default status of the loan.

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

     On May 1, 2000 the Company and OPIC entered into a Forbearance Agreement which among other things forebears OPIC until October 31, 2000 from seeking to enforce its rights against the collateral under the Loan Agreement due to the failure by the Company to make payment of principal in full, and interest thereon by October 31, 1999, as required under the terms of the loan agreement. In consideration for OPIC's above stated agreement to forbear from seeking to enforce right against the collateral, WHCC agreed to among other things to:

(i) No later than July 3`, 2000, pledge, or cause to be pledged, to OPIC in a manner and with documentation (including legal opinions) acceptable to OPIC in form and substance (once executed, such document shall constitute "Financing Documents") all of the shares of Muebles Wellington Hall S.A. (Muebles); and

(ii) Make quarterly interest payments in the manner and at the default rate specified in the Loan Agreement on the full, unpaid balance of the loan, effective as of October 31, 1999; and

(iii)Exercise its best efforts to sell Muebles at a net value sufficient to repay OPIC's debt in full, and to cover PIC's cost of collection, and commencing May 1, 2000, provide a written report to OPIC on a monthly basis regarding the Company's efforts to sell Muebles. The terms of any proposed sale are subject to OPIC's prior approval, and all of the proceeds of any sale shall be payable to OPIC, in a manner OPIC may specify, to the amount owing to OPIC under the Financial Document; and

(iv) As may be requested by OPIC, WHCC shall cooperate fully to provide OPIC with a written appraisal, or work with such broker as OPIC may identify to expeditiously sell Muebles, subject to the provisions of the last sentence of subparagraph (iii) above. On May 31, 2000 the Forbearance agreement was amended whereby item (ii) above was revised to read: make quarterly interest payments in the manner specified in the Loan Agreement on the full, unpaid balance of the loan, effective as of October 31, 1999; and in lieu of making penalty interest payments on each quarterly payment date specified in the Loan Agreement, the Company shall pay a total penalty charge of $25,138.7 on October 31, 2000, which represents the penalty interest that will accrue during the Forbearance Period, computed on the basis of 360- day years of twelve 30-day months.

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

     The Company's primary sources of liquidity are the bank lines of credit and cash flow from operations. For its domestic operations, the Company has three hundred thousand dollar lines of credit with Lexington State Bank (See above) and the outstanding balance at April 30, 2000 was $240,000. MWH has lines of credit with two Honduran banks and as of April 30, 2000, an aggregate of about $218,219 had been borrowed under these lines. Borrowings bear interest at a rate that ranges between 27% and 30% payable quarterly and principal is payable on demand. The lines are secured by a second lien on the fixed assets of MWH and current assets.

     The Company's other primary source of liquidity is net cash provided by operating activities which was about ($177,043) and $78,306 in fiscal 2000 and 1999, respectively. The primary contributing factors to the negative cash flow was a decrease in Current Liabilities of approximately $91,815 an an increase in Accounts Receivable of about $279,144. If the Company is to meet its liquidity needs in the future, it must generate positive cash flows and avoid any significant losses in the future.

     As of April 30, 2000, accounts receivable had increased by approximately $279,144 since the beginning of the fiscal year, mostly as a result of higher sales late in the fourth quarter. The receivables represented a turnover rate of about forty-eight days, a increase of about eight days when compared to the turnover rate reported at April 30, 1999. The company's normal terms of sale for the payment of invoices is Net 30 days for domestically produced goods (DPG) and 3% 10; Net 30 for foreign produced goods (FPG). In the case of export sales, an Irrevocable Letter-Of-Credit is required

     Consolidated inventories decreased by about $426,136 during the fiscal year primarily a result of a decrease of about $580,000 to the inventory of domestically produced goods which reduction was off-set by an increase of about $198,000 in foreign produced goods at the Company's Honduran facility, an increase of 143,000 of inventory of goods purchase from other foreign resources and an adjustment to the reserve for slow moving inventory of about $134,283. The total inventory is expected to continue to decline to both generate operating capital and to improve the turn on the inventory value. Sales and backlogs are further discussed herein below.

     Property and equipment is reported to have increased by about $12,800 reflecting the devaluation of the Honduran currency during the fiscal year. Actual capital expenditures for the fiscal years were approximately $39,809 mostly to upgrade and maintain the Honduran facility. The value of the Company's foreign fixed assets are revalued to reflect the fluctuation in the value of the foreign currency. The decline in that value during the fiscal year 2000 was approximately $27,009 and the devaluation of the Honduran currency relative to the prior fiscal year end was about 4.7%. The historical value of the Company's Honduran assets are carried on the subsidiaries' books in the local currency, the lempira. Lempiras are converted to dollars at the spot rate in effect at period end when the Company's financial statements are consolidated, and the reduction to the reported value of these assets appears as part of the translation adjustment. There are no significant capital expenditures planned for fiscal year 2001 and expenditures are expected to be limited to maintenance needs which develop from time to time.

     Current Maturities on Long Term Debt declined slightly and mostly reflects the balloon payment required by the terms of the OPIC loan agreement on October 31, 2000. (See the discussion of the OPIC loan above). Long-term debt less current maturities increased because of a new long term loan with Lexington State Bank as a result of the Company's loans being restructured on June 16, 1999 (see the discussion of LSB above) a new loan from Ernst B. Kemm of $55,000, and the addition penalty interest from the OPIC Forbearance Agreement discussed above.

     Current liabilities decreased by approximately $91,815 mostly as a result of a decrease of about $103,379 in trade payable. These reductions are not expected to continue in fiscal year 2001.

     The Company is subject to the risk that foreign currency fluctuation may have an adverse impact on its operations, For example, if the Honduran currency were to stabilize in the future or to increase in value against the dollar, the Honduran subsidiary's cost might increase causing profit margins to erode. The Company, however, does not engage in any hedging of the exchange rate fluctuations. Since the acquisition of the Honduran subsidiary in 1989, the lempira has continually devalued against the U.S. dollar, from 2.0 lempira to the dollar in 1989 to 14.71 lempira to the dollar at April 30, 2000. Although the devaluation of the lempira has resulted in reductions in the historical book value of the assets and liabilities and a corresponding reduction to shareholders' equity in the form of a $1.94 million cumulative translation adjustment, the Company also benefits from lower product cost from the subsidiary as the lempira devalues. In view of the long-term trend of the devaluation, management believes that hedging of the exchange rate fluctuation is unnecessary and could reduce or eliminate the benefits of lower product costs resulting from any continued devaluation.

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

     On April 30, 2000, Ernst B. Kemm, upon the Board of Directors approval executed a long term loan with the Company whereby the Company can borrow up to $110,000 to finance the purchase of inventory from off shore suppliers. Under the terms of the loan, interest will be paid monthly on the outstanding balance at a rate of 1 1/2 per above prime as established by Lexington State Bank. Upon notification by Mr. Kemm, the outstanding balance will be due on the last day of the thirteenth month following the receipt of notification. The Company has the right to make payments against the balance from time to time. On April 30, 2000 the Company borrowed $55,000 against this loan.

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

RESULTS OF OPERATIONS

Fiscal Year ended April 30, 2000 compared to Fiscal Year ended April 30, 1999

     Consolidated revenues for the fourth quarter of fiscal year ended April 30, 2000 were approximately $1,177,621 down about $281,992 when compared to the revenues of approximately $1,459,318 reported for the fourth quarter of fiscal 1999. For the fiscal year 2000, consolidated revenues were about $5,404.107 and down about $340,239. Sales included of domestically produced furniture for the fourth quarter were approximately $389,791 down about $543,900 from the fourth quarter the previous year and these sales for the year were approximately $2,301,471 down about $1,196,630 when compared to the previous fiscal year. Sales included for the fourth quarter of products produced in the Honduran facility, net of inter company sales, were approximately $626,523 an increase of about $106,296 versus the approximately $520,227 reported last year. For the year, these sales were approximately $2,253,573 an increase of about $193,538 when compared with the approximately $2,060,035 reported the previous year.

     The consolidated sales also include for the fourth quarter and fiscal year new products from new off shore resources marketed under Wellington Hall Imports
(WHI) which were first introduced in April 1999. For the fourth quarter, revenues form these products were approximately $157,147 and for the fiscal year were $566,818. There were no sales of this category of products included in fiscal year 1999. There were essentially five sources utilized in fiscal 2000, four of which are by Furniture Classics. In fiscal 2001, the Company expects to add additional off shore vendors and new products. Sales as a result of new products from two new sources whose products were introduced in April 2000 are expected to be impacted beginning in the second fiscal quarter ending on October 31, 2000.

     The consolidated revenues included sales from the Company's retail outlet located in the Lexington facility and operated as Palmetto Furniture Galleries for the fourth quarter of about $90,801 about equal to the approximately $98,250 for the previous years fourth quarter and for the fiscal year sales were about
$259,469  versus  about  $215,  024 for fiscal  year 1999 an  increase  of about
$49,000.

     The decline in the sales of domestic produced products is a continuation of a trend that the Company has experience over the last four years. The Company experienced a significant drop in the rate of incoming orders for these products in fiscal 1997 and has experienced a continuing downward trend since that time. Management believe that probably several fundamental factors contribute to the cause of this trend including a shrinking distribution base whereby a significant number of retailers have gone out of business, changing consumer taste away from more formal designs such as the Company's products, and the high cost of domestic production which can not compete with imports which are possibly undercut the value of domestically produced goods.

     To possibly counter act this decline the Company has developed and adopted a marketing plan that includes strategic measures such as (i) augmenting the Company's traditional product line with new categories of home furnishing products such as mirrors and Chinese antiques, (ii) augmenting the Company's traditional product line with lower priced products produced by foreign manufactures (other than and in addition to the Company's Honduran produced goods), (iii) updating and upgrading catalogs and other sales aids in all distribution channels, (iv) operating a full time retail outlet, and (v) beginning in fiscal year 2001, to develop off shore suppliers for the Company's products produced in the past at the Company's Lexington facility (domestically-produced products).

     In pursuit of this strategy the Company developed and introduced in April of 1999 approximately thirty designs that were to be produced exclusively for the Company by a foreign manufacture. The Company then entered into an agreement with Furniture Classics Limited to supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company market exclusively. At the High Point International Furniture Market held in April 1999 the Company initially displayed these products and sales are reflected above as the revenues included from WHI. At the Market held in October of 1999 and April 2000, the Company expanded on it display of products from Furniture Classics Limited. In addition and at the April 2000 Market, the Company displayed products to be supplied by two new suppliers in an effort to increase sales of the imported goods. The orders received as a result of the expanded displays and expected to be reflected in fiscal 2001 sales for Wellington Hall Imports.

     These sales of Honduran produced products are marketed under the name of the Company's subsidiary, Wellington Hall Caribbean Corp. (WHCC products) reportedly increased (see discussion of sales above) when compared with the the fiscal previous year. These sales include both the finished products sold primarily through retailer (retailer sales) and to other manufacturers (OEM sales). For the fiscal year the retailer sales actually increased by about $225,411 or 10.4% while OEM sales declined by about $31,873 down from about $124,669 the previous year. The increase in retailer sales can mostly be attributed to the production and distribution of new catalogs on most of these products during the first quarter of fiscal year 2000.

     The decline in domestic sales has also negatively effected the Company's foreign operations. The domestic operation was consuming a significant portion of the foreign output as dimension stock, carved and/or turned components and unfinished assemblies into domestic production. The decline has effectively cost the foreign operation its best and largest customer. This situation, most significantly, resulted in the Honduran facility operating under capacity and unprofitably over the more recent past. To counteract this loss of inter Company sales and to increase revenues and operations at the Honduran facility, effort has been directed through WHCC at selling other manufactures and wood consumers their products and production requirements; OEM sales. These sales, as stated above declined from about $124,669 in fiscal 1999 to only about $ 92,700 even though a number of manufacturer and a significant amount of product was quoted and in many cases sampled. Management contribute this lack of success to possibly two factors. First, and like the Company, most of the manufactures pursued produce domestically higher priced products and the items quoted did not sale. Secondly, the competition for OEM sales is more competitive and the products are probably more readily available than in years past from sources significantly less expensive than Honduras. Even though the Company enjoys a significant advantage in production cost at its Honduran facility relative to domestic cost, such countries, for example, as Indonesia or China seem to have even greater advantages.

     As another means of increasing WHCC sales, other than the efforts discussed above, the Company converted some products from it domestically produced product line to the WHCC line. An English bedroom and a quantity of occasional furniture items, which in the past were included in the domestic product line have been switch to Honduran production and the sales of these products were included in the fiscal year 2000 revenues. Management believes these items are being sold at lower price but at higher margins..

     This switch in product accelerated the decline in the level of the Company's domestic production activities which contributed most heavily to the losses reported the last three years. By the end of fiscal year 2000, the domestic facility has essentially become a facility to receive, deluxe, package, warehouse and distributed products both from the Honduran facility and from other foreign sources discussed above. Considerable effort is being made to bring the domestic operating costs and overheads down to a level such that the remaining domestic production, WHCC sales, and Wellington Hall Import sales will absorb these cost and return the Company to profitability.

     To reduce inventories and to generate operating funds, the Company has sold inventories deemed to be slow moving, of unacceptable quality or discontinued product at highly discounted prices. In fiscal year 1999, the Company ended its association with a Furniture Clearance Center whereby this inventory was sold at highly discounted prices which negatively effected operation cost. In the first quarter of fiscal year 2000, the Company stopped the using of "Tent" sales held at the Lexington facility to raise operating capital by selling inventory at highly discounted prices. To expand sales and revenues, the Company opened a "Factory Outlet" where by products are sold to the public generally at wholesale prices or at discounted prices within the available margins. The outlet is operated as Palmetto Furniture Gallery (PFG), housed in the Lexington facility, operating expense charged to the Company, and manned by Company personnel. The consolidated revenues include the sales generated by PFG (see above). In fiscal year 1999, these inventory sales accounted for approximately $182,578 to the consolidated loss versus a small profit contribution in fiscal year 2000 of $5,291. The outlet will continue to operate during the upcoming fiscal year.

     The Company's firm backlog of orders on April 30, 2000 was approximately $1,876,566 down from its backlog of $2,342,513 on April 30, 1999. The April 30, 2000 backlog included $763,498 of domestically-manufactured products, as opposed to $1,191,649 included in the 1999 backlog. The backlog for WHCC and Honduran-produced products, less inter company orders, was $780,936 on April 30, 2000 versus $552,148 on April 30, 1999. The April 30, 2000 backlog included $332,132 of imported products, from sources other than Honduras, as opposed to $552,794 included in the 1999 backlog.

     Cost of sales decreased approximately $277,482 to about $979,131 for the fourth quarter and decreased about $663,903 to about $3,973,562 for the fiscal year ended April 30, 2000. For the quarter the Cost of Sales were about 80.2% of sales down from about 86.96% the previous year. For the fiscal year the Cost of Sales as a percent of sales were about 73.6% down from about 80.5% for fiscal year 1999. The primary reasons for the decline in Cost of Sales were:

(i) The decline in the cost of highly discounted inventory during fiscal 2000 versus those sold the previous year as discussed above.

(ii) Lower cost of good sold for Honduran produced goods as a results of cost reductions and increases in prices.

(iii)The addition sales of products from off shore sources other than Honduras which have lower cost as a percent of sales relative to the declining sales of domestically produced goods which have a higher cost.

     Reported revenues and cost of goods sold as a percentage of sales have been affected by changes in the Company's prices on those products distributed through retailers. The prices for domestically produced product were increased, effective August 15, 1999, by about 5 to 6% to improve margins on that portion of the company's product lines. Prices for Honduran produced products were increased about 6% affective on April 15, 1999 and on April 15, 2000.

     Selling, general and administrative expenses declined in the fourth quarterly by about $80,204 to about $203,694 and was about 17.3 % percent of revenues and were down about $86,897 during the year to about $1,200,877 and represented about 22.2% of revenues. The decline in these cost for the fiscal year reflect lower sales commission on lower sales and voluntary salary reductions for management. These reduction will continue at least for the upcoming first quarter of fiscal 2000 ending July 31, 2000. The fourth quarter decline also included certain over accrued expense which will not be reflected in future results.

     Interest expenses of approximately $98,513 for the fiscal fourth quarter represent an increase of about $12,000 versus that paid during the previous year fourth quarter. For the fiscal year 2000, interest expenses were about $372,673 versus about $403,214 in fiscal year 1999, down about $30,541 over the prior year as a result mostly of a slight decline in short term foreign debt with the higher interest rates (See discussion above).

     For the the fiscal quarter ended April 30, 2000, operating income (earnings before interest and taxes) was a about $84,513 compared to a loss of approximately ($81,194) for quarter ended April 30, 1999. For the fiscal year ended April 30, 2000, the operating income was $229,668 versus the previous year's loss of about ($149,408). The net loss for the fourth quarter was about ($11,441), (0.0) cents per share versus a loss of about ($127,397) or ($.02) cents per share for the previous years fourth quarter, while for the fiscal year there is a net loss of ($150,885) or ($.04) per share, compared to a net loss of ($570,914) or ($.25) per share for the prior year, fiscal 1999.

     The net loss reported in the fourth quarter and fiscal year ended April 30, 2000 are a result generally of slow sales, the company's limited operating capital and relatively high level of indebtedness. Because of the slow sales and and to avoid increasing inventories, it was necessary, during most of the year, to reduce production volumes, primarily assembled production, in the Company's domestic facility and foreign operations to levels below that required to manage labor and overhead cost. In addition, the Company sold off inventories at essentially break-even prices to generate cash to cover the operating loss and to finance continued operations.

     The Company's auditing firm expressed that in their opinion there is substantial doubt about the Company and its subsidiaries to continue as a going concern. (See the Independent Auditors Report and note 21 in the consolidated financial statements). For the Company to continue to operate, sales and profits must increase to a level whereby indebtedness can be repaid as scheduled and the outstanding OPIC loan principal balance is repaid on or before October 31, 2000. To increase sales, the company will need more operating funds. To generate operating funds the Company will need to raise capital or sell part of its assets. To repay OPIC by October 31, 2000 the company will need to raise capital or refinance the outstanding principal..

     The Company does not believe it can expect to raise capital through some common channel because of its recent history of sales and profits even though results improved materially in fiscal year 2000. Therefore, the most likely avenue is to sell certain assets. The sell of the Company's Honduran facility, or arrange an outside investment in that facility, has been discussed from time to time and over the last twelve months with a number of potentially interested entities but no material commitment has been received by the Company. The Company believes that the value of that facility exceeds all the Company's indebtedness and possibly all it's liabilities. The Company prefers a buyer which would continue to sale the Company it's products for marketing and distribution to its established customers.

     The Lexington operations, domestic operations, could be sold and, though discussion have occurred from time to time over the last twelve months with potential buyers, there has been no material commitment received by the Company. The Company believes that the value of that facility and operations exceeds all the Company's indebtedness and possibly all it's liabilities. If the Company sales the domestic operations it would represent a change of ownership and the Company would continue to operate the Honduran facility. The Company believe that a potential buyer would continue to purchase there products from the Honduras facility.

     The Company has considered proposing the sale of its public corporate shell and/or taking the Company private. Thought this action would not raise significant capital, considerable expense would be eliminated. The Company has not received a material commitment on a sale of the corporate shell.

     The OPIC (see discussion above) loan and Forbearance Agreement terminate on October 31, 2000 and the Company intends to take all possible actions to repaying the loan on or before that date. In addition to finding a buyer or investor discussed above, the possibility of refinancing the loan is being presently being pursued. The Company has not received a material commitment form a lender on refinancing the loan.

     Sales of foreign produced products and Honduran produced products demonstrated adequate margins for profitability in fiscal year 2000. In fiscal year 2001 and in addition to the established products, the Company expects to expend the product line from foreign sources and to secure the production of its products manufactured domestically in the past from foreign sources. Those products manufactured domestically in the past are expected to be purchased at a price which will in many situations allow the reduction of wholesales prices and an improvement in the margins on their sale. If the Company can finance these purchases in quantities to maintain a reasonable level of sales it could return to profitability in fiscal year 2001 ending April 30, 2001.

Subsequent Event:

     The Company Honduran subsidiary, Muebles Wellington Hall, S.A. recorded certain accounting adjustment that required restating the fiscal years 2000 and 1999 financial statements.

     The following tables reflect the effect of the restatement on previously reported financial statements:

                                  Balance Sheet

                                                         At April 20, 2000
                                           As previously
                                              reported      Adjustments      As restated
-----------------------------------------------------------------------------------------
Assets:
Cash                                        $     22,336    $          0     $     22,336
                                            ------------    ------------     ------------
Accounts receivable, net                          71,352         (25,358)          46,160
Inventory                                        928,719           1,724          930,443
Prepaid expenses and other current
   assets                                          8,065          21,842           29,907
Property, plant and equipment, net               362,562         (22,519)         340,043
Other assets                                         299               0              299
                                            ------------    ------------     ------------
      Total assets                          $  1,393,333    ($    24,144)    $  1,369,188
                                            ============    ============     ============


Liabilities and Stockholders' equity
Note payable                                $    218,219    $          0     $    218,219
                                            ------------    ------------     ------------
Account payable                                  123,176         (10,585)         112,591
Payable to parent company                        125,359               0          125,359
                                            $    466,754    $    (10,585)    $    456,169
                                            ------------    ------------     ------------
Stockholders' equity                        $    896,370    $    (13,559)    $    880,529
                                            ------------    ------------     ------------
   Total liabilities and stockholders'
      equity                                $  1,393,33     $    (24,144)    $  1,369,188
                                            ============    ============     ============

                          Statement of Earnings (Loss)

                                                       Year ended April 30, 2000
                                           As previously
                                             reported       Adjustments      As restated
-----------------------------------------------------------------------------------------
Net Sales                                   $  2,035,681    ($     4,421)    $  2,031,260
                                            ------------    ------------     ------------
Cost of sales                                 (1,662,335)            485       (1,661,850)
   Gross profit                                  373,346          (3,936)         369,410
Selling, general and administrative
   expenses                                     (145,122)          1.121         (144,001)
      Operating profit                           228,224          (2,815)         225,409

Other expenses:
   Interest, net                                (105,868)             31         (105,837)
   Foreign exchange loss, net                     (4,696)             37           (4,659)
                                                (110,564)             68         (110,496)

Other income                                       5,656             (68)           5,588
                                            ------------    ------------     ------------
   Net earnings                             $    123,316    $     (2,815)    $    120,501
                                            ============    ============     ============

                                                        Year ended April 30, 1999
                                           As previously
                                             reported       Adjustments      As restated
-----------------------------------------------------------------------------------------
Net Sales                                   $  2,071,637    $          0     $  2,071,637
                                            ------------    ------------     ------------
Cost of sales                                 (1,785,182)         10,128       (1,775,054)
   Gross profit                                  286,455          10,128          296,583
Selling, general and administrative
   expenses                                     (173,696)          2,455         (171,241)
   Operating profit                              112,759          12,583          125,342

Other expenses:
   Interest, net                                (151,597)              0         (151,597)
   Other expenses                                (29,590)         29,590                0
                                                (181,194)          29590         (151,597)

Other income                                      68,715         (95,459)         (26,745)
                                            ------------    ------------     ------------
   Net earnings                             $        280    $    (53,280)    $   (53 ,000)
                                            ============    ============     ============

     In the process of consolidating the Muebles Wellington Hall (MWH) restated financial statements, provisions to remove profits in inventories as a result of inter company sales were recalculated and reduced for fiscal year 1999 by approximately $53,280 which effect off set the addition loss from the restated MWH financial statement to the extent that the consolidated loss for fiscal 1999 was reduced by about $2,473. The change in the provision for profits in inventory in fiscal 1999 carried forward into the determination of results for fiscal 2000 which in combination with the restated reduction in profits on the MWH restated financial statements of about $2,815, increased the consolidated loss previously reported by about $56,908 or from $93,917 to $150,885.

     The net effect of all the accounting adjustments and the restated financial statements was a reduction to Stockholders Equity of $14,984 or 1.6% of the $950,977 originally reported and a $22,524 reduction to Assets or .47% of the $4,830,435 originally reported (See note 3 to the Notes to Financial Statements).

                           Forward Looking Statements

     Certain statements in Item 1. -Business and item 7 -Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, and intentions. The cautionary statements made in this 10AKSB should be read as being applicable to all related forward-looking statements where ever they may appear in this form 10AKSB. The Company's actual results could differ materially from those discussed herein.

Item 7.   Financial Statements

                              REPORT AND CONSENT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders

Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We hereby consent to the incorporation, in this annual report on Form 10-KSB of Wellington Hall, Limited and Subsidiaries for the year ended April 30, 2000

The audit referred to in the above mentioned report also included the related consolidated financial statements for the two years ended April 30, 2000 listed in the accompanying index. In our opinion, such financial schedules present fairly the information required to be set forth therein.


                                        /S/ Turlington and Company, L.L.P.


Lexington, North Carolina
July 7,  2000

Turlington and Company, L.L.P.                            509 East Center Street
Certified Public Accountants                                Post Office Box 1697
                                            Lexington, North Carolina 27293-1697
                                                            Office: 336-249-8697
                                                         Facsimile: 336-248-8697

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders

Wellington Hall, Limited and Subsidiaries
Lexington, North Carolina

We have audited the accompanying consolidated balance sheets of Wellington Hall, Limited and Subsidiaries as of April 30, 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended April 30, 2000 and 1999. These consolidated financial statements are the responsibility of Wellington Hall, Limited and Subsidiaries' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Muebles Wellington Hall, S. A., a wholly-owned subsidiary, which statements reflect total assets of $1,804,798 as of April 30, 2000, and total revenues of $2,306,847 and $2,074,849 respectively, for the years ended April 30, 2000 and 1999 These statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Muebles Wellington Hall, S. A., is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wellington Hall, Limited and Subsidiaries as of April 30, 2000 and 1999 and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Wellington Hall, Limited and Subsidiaries will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, under existing circumstances, there is substantial doubt about the ability of Wellington Hall, Limited and Subsidiaries to continue as a going concern. Management's plans in regard to that matter also are described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As  discussed  in  Note  3  to  the  consolidated   financial  statements,   the
accompanying consolidated balance sheet as of April 30, 2000 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flow for the years ended April 30, 2000 and 1999, have been restated.

                                        /S/ Turlington and Company, L.L.P.

Lexington, North Carolina
July 7, 2000

                                      KPMG

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


                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Muebles Wellington Hall, S.A. de C.V.:

We have audited the accompanying balance sheet of Muebles Wellington Hall, S.A. de C.V. ("the Company") as of April 30, 2000, and the related statements of earnings (loss), retained earnings and cash flows for the years ended at April 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that out auditors provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Muebles Wellington Hall, S.A. de C.V., as of April 30, 2000 and the results of its operations and its cash flows for the years ended at April 30, 2000 and 1999 in conformity with generally accepted accounting principles in Honduras.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statement, there is substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to this matter are also described in Note 15. The financial statements do not include adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3 to the financial statements, the accompanying balance sheet as of April 30, 2000 and the related statement of earnings (loss), retained earnings and cash flows for the years ended April 30, 2000 and 1999, have been restated.

The Company is a subsidiary of Wellington Hall Caribbean Corporation, to whom it sells 100% of its products. Due to this relationship it is possible that the terms of these transactions are not the same as those that would result from transactions with unrelated third parties.

                                        /S/ KPMG

San Pedro Sula, Honduras
July 7, 2000

KPMG Peat Marwick asesores, S. de R.L. socidad establecida bajo las hondurenes, es una fima miebro de KPMG International, una asociacion Suiza

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     April 30,
                                                                       2000
                                                                    -----------

ASSETS
Current assets:
   Cash                                                             $     4,541
                                                                    -----------
Accounts receivable:                                                    667,231
   Trade
   Less, allowance for doubtful accounts                                (63,843)
   Inventories                                                        3,313,535
   Prepaid expenses                                                      88,638
   Deferred income taxes                                                 22,145
                                                                    -----------
                                                                      4,032,247
                                                                    -----------
Property and equipment:
   Cost                                                               1.965.679
   Less accumulated depreciation                                      1,294,680
                                                                    -----------
                                                                        670,999
                                                                    -----------
Other assets
   Deferred income taxes                                                104,366
   Other                                                                    299
                                                                    -----------
                                                                        104,665
                                                                    -----------
                                                                    $ 4,807,911
                                                                    ===========
LIABILITIES

   Current liabilities:
   Current maturities on long-term debt                             $   953,918
   Notes payable - other                                                458,219
   Accounts payable - trade                                             483,707
   Customer deposits                                                     68,457
   Other current liabilities                                            172,108
                                                                    -----------
                                                                      2,136,409
                                                                    -----------
Noncurrent liabilities:
   Long-term debt, less current maturities
      (including $80,000 due to officer)                              1,420,463
   Deferred compensation accrual                                        312,000
                                                                    -----------
                                                                      1,732,463
                                                                    -----------
                                                                      3,868,872
                                                                    ===========
STOCKHOLDERS' EQUITY

Common stock; authorized 6,000,000 shares; no par;
   3,823,220 shares issued and outstanding                            3,811,531

Preferred stock; authorized 5,000,000 shares; $5 par;
   no shares issued and outstanding                                         -0-

Accumulated other comprehensive income (loss)                        (1,906,531)

Retained earnings (deficit)                                            (965,961)
                                                                    -----------
                                                                        939,039
                                                                    -----------
                                                                    $ 4,807,911
                                                                    ===========

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES
                        CONSOLIDATED STOCKHOLDERS' EQUITY

                                                          Years Ended April 30
                                                          2000            1999
                                                      ------------     ------------
Common stock:
   Authorized 6,000,000 shares; no par:
      Balances, beginning of years                    $  3,754,531     $  3,354,531
      Shares issued during the years                        57,000          400,000
                                                      ------------     ------------
      Balances, end of years                             3,811,531        3,754,531
                                                      ------------     ------------
Preferred stock:
   Authorized 5,000,000 shares; $5 par; issued and
      outstanding beginning and end of years                   -0-              -0-
                                                      ------------     ------------
Accumulated other comprehensive income (loss):
   Balances, beginning of years                         (1,872,406)      (1,870,875)
   Changes during the years                                (34,125)          (1,531)
                                                      ------------     ------------
   Balances, end of years                               (1,906,531)      (1,872,406)
                                                      ------------     ------------
Retained earnings (deficit):
   Balances, beginning of years                           (815,076)        (244,162)
   Net loss for the years                                 (150,885)        (570,914)
                                                      ------------     ------------
   Balances, end of years                                 (965,961)        (815,076)
                                                      ------------     ------------
                                                      $    939,039     $  1,067,049
                                                      ============     ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Years Ended April 30
                                                          2000            1999
                                                      ------------     ------------
Revenue:
   Sale of furniture                                  $  5,395,680     $  5,721,206
   Other income                                              8,427           23,130
                                                      ------------     ------------
                                                         5,404,107        5,744,336
                                                      ------------     ------------
Costs and expenses:
   Cost of goods sold                                    3,973,562        4,605,970
   Selling, general, and administrative expense          1,200,877        1,287,774
   Interest expense                                        372,673          403,214
   Other income                                       ------------     ------------
                                                         5,447,112        6,296,598
   Other income                                       ------------     ------------
Loss before income tax expense(benefit)                   (143,005)        (552,622)

Income tax expense (benefit)                                 7,880           18,292

Net loss for the years                                    (150,885)        (570,914)
   Other income                                       ============     ============
Earnings (loss) per share of common stock:
   Basic and diluted:
      Net loss for year                                       (.04)           (. 25)
                                                      ============     ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                      Years Ended April 30
                                                      2000             1999
                                                  ------------     ------------

Net loss for the years                            $   (150,885)    $  (570,914)

Other comprehensive income (loss) -
   net of changes during years:

Foreign currency translation adjustments               (34,125)          (1,531)
   Other income                                   ------------     ------------
Comprehensive loss for the years                  $   (185,010)    $   (572,445)
                                                  ============     ============

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended April 30
                                                           2000            1999
                                                      ------------     ------------
Cash flows from operating activities:
   Net loss for the years                             $   (150,885)    $   (570,914)
                                                      ------------     ------------
   Adjustments to reconcile net loss to
      net cash provided by operating activities:
      Depreciation                                          61,156           82,697
      Deferred compensation                                 24,000           24,000
      Allowance for slow-moving inventory                 (134,283)         142.000
      Deferred income taxes                                 (5,705)           5,046
   Changes in assets and liabilities:
      Accounts receivable                                 (279,144)         110,712
      Note receivable - officer                                  0           12,605
      Inventories                                          426,136          174,160
      Prepaid expenses                                     (27,019)          15,898
      Other assets                                             516            3,739
      Accounts payable, customer deposits,
         and other current liabilities                     (91,815)          78,363
                                                      ------------     ------------
         Net cash provided by operating activities        (177,043)          78,306
                                                      ------------     ------------
Cash flows from investing activities:
   Purchase of equipment                                    12,800          (11,845)
                                                      ------------     ------------
Cash flows from financing activities:
   Long-term borrowings                                    853,187
   Payments on long-term debt                              (83,271)        (125,192)
   Payments on short-term debt                            (688,594)        (316,179)
   Proceeds from issuance of stock                          57,000          400,000
                                                      ------------     ------------
Overseas Private Investment Corporation
   note deferred interest                                   12,397               --

Net cash provided by (used for) financing activities       150,719          (41,371)
                                                      ------------     ------------
Effect of exchange rate changes on cash                     (6,273)          (7,666)

Net increase (decrease) in cash                            (45,397)          17,424

Cash, beginning of years                                    49,938           32,514
                                                      ------------     ------------
Cash, end of years                                    $      4,541     $     49,938
                                                      ------------     ------------
Cash paid during the years for:
   Income taxes                                       $     25,974            $ -0-
                                                      ------------     ------------
Interest                                              $    357,645     $    389,687
                                                      ------------     ------------

               The accompanying notes are an integral part of the
                        consolidated financial statements

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              As of and for the Years Ended April 30, 2000 and 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These consolidated financial statements were prepared on the basis of generally accepted accounting principles. The more significant of these principles are described as follows:

Inventories are stated at the lower of cost or market with cost computed by use of the first-in, first-out method. Provision has been made for obsolete and slow-moving inventory.

Property and equipment is carried at cost less accumulated depreciation. New assets and expenditures which substantially increase the useful lives of the existing assets are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed by use of the straight-line method over the estimated useful lives of the assets.

Earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding and diluted share equivalents outstanding.

Revenue from sales is recognized when materials are shipped to the customers.

The consolidated financial statements include the accounts of Wellington Hall, Limited and its wholly-owned subsidiaries, Wellington Hall Caribbean Corp., Muebles Wellington Hall, S. A., and Palmetto Furniture Galleries, Inc. (hereinafter referred to collectively as the Company). All intercompany accounts and transactions have been eliminated in consolidation. Muebles Wellington Hall,
S. A. was formed during the year ended April 30, 1990, and Palmetto Furniture Galleries, Inc. was formed during the year ended April 30, 1998. Both of these subsidiaries were accounted for as purchases.

The financial statements of foreign subsidiaries have been translated into U. S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52. All balance sheet accounts have been translated using the current exchange rates at the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. Adjustments resulting from the changes in exchange rates during the years are included in accumulated other comprehensive income, a separate component of stockholders' equity.

The financial statements of Muebles Wellington Hall, S.A. were prepared in accordance with generally accepted accounting principles in Honduras. Representatives from the auditors of Muebles Wellington Hall, S.A. state that there are no material differences between generally accepted accounting principles utilized in Honduras and those utilized in the United States.

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

2.   NATURE OF OPERATIONS AND CONCENTRATION OF CREDIT RISK:

Wellington Hall, Limited and its subsidiary, Muebles Wellington Hall, S. A., are manufacturers of wall systems, dining room, bedroom, and accent and occasional furniture, with plant facilities located in Lexington, North Carolina and San Pedro Sula, Honduras. The accent and occasional furniture accounts for approximately 50% of the Company's total sales. The remaining 50% of total sales is split about evenly over the other three product lines. Wellington Hall Caribbean Corp. is a sales organization located in Lexington, North Carolina responsible for selling Muebles Wellington Hall, S. A.'s products to both the general public and Wellington Hall, Limited. Palmetto Furniture Galleries, Inc. is also a sales organization located in Lexington, North Carolina responsible for selling second quality furniture of both manufacturing affiliates. The Company grants credit to customers who are located primarily in the U. S.

The Company's policy is to maintain its cash balances in reputable financial institutions insured by the Federal Deposit Insurance Corporation which provides $100,000 of insurance coverage on each customer's cash balances. At times during the years, the Company's cash balances may have exceeded $100,000. Management believes that this policy will not cause any adverse effect to the Company.

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

3.   RESTATEMENT:

Due to certain accounting adjustments recorded by the Company's Honduran subsidiary, the Company was required to restate the fiscal years 2000 and 1999 consolidated financial statements.

The following tables reflect the effects of the restatement on the previously reported consolidate financial statements:

                                  BALANCE SHEET

                                                                April 30, 2000
                                                As Previously                          As
                                                   Reported       Adjustments       Restated
                                                 ------------    ------------     ------------
Assets:
   Cash                                          $      4,541               0     $      4,541
   Accounts receivable, net                           628,580    $    (25,192)         603,388
   Inventories                                      3,310 191           3,344        3,313,535
   Prepaid expenses                                    66,795          21,843           88,638
   Deferred income taxes                              126,511               0          126,511
   Property, plant and equipment, net                 693,518         (22,519)         670,999
   Other assets                                           299               0              299
                                                 ------------    ------------     ------------
      Total Assets                               $  4,830,435    $    (22,524)    $  4,807,911
                                                 ------------    ------------     ------------
Liabilities:
   Notes payable                                 $  2,832,600    $  2,832,600
   Accounts payable                                   494,293    $    (10,586)         483,707
   Customer deposits and other liabilities            552,565               0          552,565
                                                 ------------    ------------     ------------
                                                    3,879,458         (10,586)       3,868,872
                                                 ------------    ------------     ------------
Stockholders' equity                                  950,977         (11,938)         939,039
                                                 ------------    ------------     ------------
   Total liabilities and stockholders'
      equity                                     $  4,830,435    $    (22,524)    $  4,807,911
                                                 ============    ============     ============

                              STATEMENTS OF INCOME

Revenue
   Sale of furniture                             $  5,395,680               0     $  5,395,680
   Other income                                         8,496    $        (69)           8,427
                                                 ------------    ------------     ------------
                                                    5,404,176             (69)       5,404,107
                                                 ------------    ------------     ------------
Costs and expenses:
   Cost of goods sold                               3,916,596          59,966        3,973,562
   Selling, general and administrative
      expenses                                      1,200,914             (37)       1,200,877
   Interest expense                                   372,703             (30)         372,673
                                                 ------------    ------------     ------------
                                                    5,490,213          56,899        5,547,112

   Loss before income tax expense                     (86,037)        (56,968)        (143,005)
                                                 ------------    ------------     ------------
Income tax expense                                      7,880               0            7,880
                                                 ------------    ------------     ------------
Net loss for the years                           $    (93,917)   $    (56,968)    $   (150,885)
                                                 ------------    ------------     ------------
Earnings (loss) per share of common stock:
   Basic and diluted:
   Net loss for the years                        $      (0.02)              0     $      (0.04)
                                                 ============    ============     ============

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                        STATEMENTS OF INCOME (CONTINUED)

                                                              Year Ended April 30, 1999
                                                 As Previously                          As
                                                   Reported      Adjustments        Restated
                                                 ------------    ------------     ------------
 Revenue:
   Sale of furniture                             $  5,721,206               0     $  5,721,206
   Other income                                         1,884          21,246           23,130
                                                 ------------    ------------     ------------
                                                    5,723,090         (21,246)       5,744,336
                                                 ------------    ------------     ------------
Costs and expenses:
   Cost of goods sold                               4,577,499         (28,471)       4,605,970
   Selling, general, and administrative
      expenses                                      1,297,527          (9,753)       1,287,774
   Interest expense                                 6,278,185         (18,773)       6,296,958

   Loss before income tax expense                    (555,095)          2,473         (552,622)
                                                 ------------    ------------     ------------
Income tax expense                                     18,292               0           18,292
                                                 ------------    ------------     ------------
Net loss for the years                           $   (573,387)   $      2,473     $   (570,914)
                                                 ============    ============     ============
Earnings (loss) per share of common stock:
   Basic and diluted:
      Net loss for the years                     $      (0.25)              0     $      (0.25)
                                                 ============    ============     ============

The adjustments related primarily to the subsidiaries reversal of accruals for trade accounts payable and severance.

4.   NOTE RECEIVABLE - OFFICER:

On January 30, 1992, Hoyt Hackney, President and Chief Executive Officer, exercised options and awards for 180,000 shares of common stock at the option price of $.80 per share resulting in a net increase in common stock of $144,000. This increase was accomplished by cash of $40,000 being paid over to the Company along with the issuance of a demand note to the Company by Hoyt Hackney of $104,000. The note receivable - officer was collateralized by the assignment of the interest the officer has in the Company's deferred compensation accrual account and bears interest at the federal rate as issued from time to time. This note was paid in full during the year ended April 30, 1999.


5.   INVENTORIES:

Inventories at April 30, 2000 consisted of the following:

                                                           2000
                                                       -----------

Finished goods                                         $ 1,657,096
Work-in-process                                          1,110,293
Raw materials                                              553,863
                                                       -----------
                                                         3,321,252
                                                            (7,717)
                                                       -----------
                                                       $ 3,313,535
                                                       ===========

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

6.   PROPERTY AND EQUIPMENT:

The major classes are as follows at April 30, 2000 are as follows:

                                                           2000
                                                       -----------

Land and buildings                                     $ 1,111,590
Machinery and equipment                                   707,165
Furniture, fixtures, and other equipment                   146,924
                                                       -----------
                                                       $ 1,965,679
                                                       ===========

Depreciation expense for the years ended April 30 , 2000 and 1999 amounted to $61,156 and $82,697 respectively.

 7.      NOTES PAYABLE - OTHER:

Notes payable - other consisted of the following at April 30, 2000:

Banco La Capitalizadora Hondurena, S. A.
     Interest rates from 27% to 30%, secured by
     second mortgage on fixed assets and a lien on
     inventories of Muebles Wellington Hall, S. A.     $   141,061

Banco de Honduras, S. A.
     Interest rates from 27% to 30%, secured by
     inventories and a third mortgage on
     certain machinery and equipment of
     Muebles Wellington Hall, S. A.                         77,158

Lexington State Bank - Line of Credit
     Interest rate prime plus .75% (9.75% at
     April 30, 2000), secured by substantially
     all of the Company's assets, payable in full
     on June 16,2000                                       240,000
                                                       $   458.219
                                                       ===========

On June 16, 1999, Wellington Hall, Limited refinanced certain of its short-term notes payable to long-term. In accordance with SFAS No. 6, these short-term loans have been classified as long-term on the Company's Consolidated Balance Sheet and are more fully described in Note 8 below.

8.   LONG-TERM DEBT:

Long-term debt consisted of the following at April 30, 2000:

                                                           2000
                                                       -----------
E. Kemm
Interest payable monthly at 1% above prime                  25,000
     Interest payable monthly at 1 1/2% above prime
     due in full May 31, 2001                               55,000

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

Overseas Private Investment Corporation
     Interest rate 10.00%, payable in quarterly
     installments of $30,969 plus interest through
     April 30, 1998.  Beginning July 31, 1998,
     quarterly installments increase to $61,937
     plus interest with a balloon payment due
     October 1999                                          838,876

Lexington State Bank
     Interest rate prime plus .75% (9.75% at
     April 30, 2000) payable in monthly
     installments of $19,000 including interest         1,455,505
                                                         2,374,381

Less current maturities                                    953,918
                                                       -----------
                                                       $ 1,420,463
                                                       ============

The weighted average interest rate paid E. Kemm amounted to 10.0% for the years ended April 30, 2000.

E. Kemm is a stockholder and an officer of the Company.

The Overseas Private Investment Corporation loan is secured by a first lien on all real estate and all current and future fixed assets of Muebles Wellington Hall, S. A. and a security interest in the Sales Agreement between Muebles Wellington Hall, S. A. and Wellington Hall Caribbean Corp.

On May 1, 2000, the Company entered into an agreement with OPIC whereby OPIC agrees to forbear from seeking to enforce its rights against the collateral under the loan agreement due to the failure by the Company to make payment of principal and interest in full on October 31, 1999 as required by the loan agreement. In consideration of this forbearance, the Company shall:

     a) Pledge to OPIC all the shares of Muebles Wellington Hall, S.A. by July 31, 2000.

     b) Make quarterly interest payments at the default rate as specified in the loan agreement.

     c) Exercise its best efforts to sell Muebles Wellington Hall, S.A.. at a price sufficient to repay the OPIC debt, and agrees to cooperate with OPIC or a broker OPIC may identify to assist in the sale.

     At April 30, 2000, the Company had accrued interest at the default rate (an additional 3%) from October 31, 1999 to April 30, 2000 and added this amount to the loan principal.

     The Lexington State Bank loans are secured by a first lien on all assets of Wellington Hall, Limited.

     The projected payments of long-term debt in each of the years subsequent to April 30, 2000 are:

                  Year Ending April 30              Amount

                          2001                    $ 953,918

                          2002                    1,420,463

9.   STOCK OPTION PLAN:

On February 10, 1997, the Board of Directors approved the Wellington Hall, Limited 1997 Stock Option and Restricted Stock Plan (the Plan). The Plan has a term of ten years, expiring on February 9, 2007. Under the Plan, the Company may grant options or restricted stock awards to key employees, officers, or directors for up to an aggregate of 1,200,000 shares of common stock, with no individual receiving more than 600,000 shares. The price of the shares issued under the Plan is to be determined at the time of the grant, not to be below 100% of the fair market value of the common stock at the time of the grant. The Plan was approved by the stockholders of the Company at the October 1, 1997 annual stockholders' meeting. At April 30, 2000, no options or stock awards had been granted.

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

10.  CAPITAL STOCK AND CAPITAL STRUCTURE:

The Company, in accordance with its long-term loan agreement and line of credit with Lexington State Bank, is restricted from paying dividends on its capital stock without prior written consent of the Bank.

All shares of capital stock represent voting shares.

During the year ended April 30, 1999, the Company issued an additional 1,333,333 shares of common stock at $.30 per share to an existing officer/stockholder.

During the year ended April 30, 2000, the company entered into an agreement with Furniture Classics, Ltd. whereby, in return for certain exclusive rights to market and distribute certain of Furniture classics, Ltd.'s products, the Company has granted common stock warrants to Furniture Classics, Ltd. The agreement provided for the granting of warrants at specific prices ranging from $.27 per share to $.53 per share and expiring on specific dates over the next two fiscal years. Furniture Classics, Ltd exercised its right to purchase 100,000 shares at $.27 per share and 100,000 shares at $.30 per share during the fiscal year ended April 30, 2000. Additionally, as a part of the agreement, the Company agreed to and did appoint one representative from Furniture Classics, Ltd to its Board of Directors.

11.  INCOME TAXES:

At April 30, 2000, Wellington Hall, Limited and Subsidiaries had federal net operating losses of $1,996,724 and state net operating losses of $2,304,497 available to offset future tax liabilities, if any.

Generally, the federal losses may be varied forward for fifteen years and North Carolina losses may be carried forward for five years. Effective for years beginning January 1, 1999, North Carolina laws were amended to increase the number of years a net operating loss may be carried forward to fifteen years. The change applies to losses incurred in tax years beginning on or after January 1, 1993 and limits a loss that is more than fifteen years old to 15% of taxable income before the remaining portion may be carried forward. For years beginning January 1, 2002, the percentage limitation is repealed. Additionally, for losses incurred in 1998 and after, federal net operating losses may be carried forward for twenty years.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the company's deferred tax assets and liabilities at April 30, 2000 are as follows:

                                                           2000
                                                       -----------
Deferred tax assets:
Book over tax depreciation                             $     5,509
Book allowance for inventory                                 2,980
Book allowance for doubtful accounts                        22,145
Tax over book inventory                                     25,727

Deferred compensation                                      120,494

State net operating loss carryforward                      174,900
Federal net operating loss carryforward                    619,420
                                                       -----------
                                                           971,175
Valuation allowance for deferred tax assets               (844,664)
                                                       -----------
Net deferred tax assets                                $   126,511
                                                       ===========

Due to certain conditions, the valuation allowance was increased by $80,230 during the years ended April 30, 2000 and 1999.

Classification on the Company's Consolidated Balance Sheets is as follows:

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

                                                           2000
                                                       -----------
Current asset                                          $    22,145
Noncurrent asset                                           104,366
                                                       $   126,511

There follows a reconciliation of the income taxes per the income tax returns with the income tax expense per the April 30, 2000 Consolidated Statements of
Income:

                                                  2000                  1999
                                               ---------              ---------
Amounts shown by returns (net)                 $  13,585              $  13,246
Deferred income taxes                             (5,705)                 5,046
                                               $   7,880                 18,292
                                               =========              =========

Effective income tax rates                           2.3%                   3.6%
                                               =========              =========

No provision has been made for U. S. income taxes on unremitted earnings of the foreign subsidiary (approximately $261,057 ) at April 30, 2000 , since it is the present intention of management to indefinitely reinvest these earnings.

The components of income (loss) before income taxes at April 30, 2000 are as follows:

                                                  2000                  1999
                                               ---------              ---------
Domestic                                       $(266,854)             $(505,091)
Foreign                                          123,849                (47,531)
                                               $(143,005)             $(552,622)
                                               =========              =========

Federal, foreign, and state income tax expense (benefit) at April 30, 2000 consisted of the following:

                                                  2000                  1999
                                               ---------              ---------
Federal                                        $  (4,534)             $   3,317
Foreign                                              -0-                    -0-
State                                          $  12,414                 14,975
                                               $   7,880              $  18,292
                                               =========              =========

The following schedule reconciles the differences between the U. S. federal income tax rate and the effective tax rate at April 30, 2000:

                                                  2000                  1999
                                               ---------              ---------
Tax computed at the U. S. federal rate              34.0%                  34.0%
Deferred income taxes                               (5.2)                    .6

Nondeductible expenses and benefit of
 domestic net operating loss                       (34.0)                 (34.0)
State income taxes, net                              7.5                    3.0

                                                     9.2%                   3.6%
                                               =========              =========

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

12.  LEASES:

The Company leases showroom space under a five-year operating lease expiring in April 2004.

The Company also leases office equipment under noncancelable leases expiring in 2000 through 2004.

Net minimum lease payments on the foregoing leases are as follows:

         Years Ending April 30                  Amount

                 2001                         $  68,003

                 2002                            66,308

                 2003                            63,128

                 2004                            61,318
                                              ---------
                                              $ 258,757
                                              =========

Net lease expenses of the foregoing leases for the years ended April 30, 2000 and 1999 are $108,646 and $98,621, respectively.

13.  CONTINGENT LIABILITIES:

In accordance with the Honduran Labor Code, the Company has the obligation to pay severance compensation to its employees in the event of dismissal under certain specific circumstances. It is the policy of the Company to pay such severance payments in accordance with the Law. At April 30, 2000 , the estimated contingent liability aggregated approximately $359,897.

On June 26, 1998, the Board of Directors of Wellington Hall Caribbean Corp. voted to pursue the sale of its Honduran subsidiary, Muebles Wellington Hall, S. A.

14.  EARNINGS PER SHARE:

During the year ended April 30, 1998, Wellington Hall, Limited and Subsidiaries adopted SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires entities to present basic earnings per share computed by dividing income available to common stockholders by the weighted average number of common shares outstanding (3,781,553 shares in 2000 ).

As discussed in Note 10 to the consolidated financial statements, the Company has issued common stock warrants allowing the purchase of 500,000 shares at prices ranging from $ .27 to $ .53 per share. Under SFAS No. 128, these warrants would be considered diluted share equivalents if the warrants allowed for the purchase of stock at a price lower than market. The market price of the Company's stock during the period was well below that stated in the warrants, and the warrants are, therefore, considered antidilutive and disregarded for the purposes of computing diluted earnings per share . 15. Incentive Plan: The Company has an Incentive Plan covering certain officers and key employees who have the greatest opportunities to contribute to current earnings and the future success of the Company's operations. The amount determined under the Incentive Plan is based upon profits of the Company.

On January 1, 1987, the President of the Company executed a new employment contract and forfeited his rights under the Incentive Plan as one of the conditions of the new contract.

16.  DEFERRED COMPENSATION AGREEMENT:

On May 8, 1987, the Company adopted a Deferred Compensation Agreement with the President of the Company which will provide for the payment of $50,000 per year for 10 years in monthly installments when the President reaches age 62 and retires. The Agreement provides that if he dies before he has received the total payments or if he dies before retirement, then his beneficiary shall receive the benefit balance thereof in monthly installments. In future years, the deferred compensation will be accrued over the remaining term of service by the President on a present value basis. The accruals for the year ended April 30, 2000 was $24,000.

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

16.  DEFERRED COMPENSATION AGREEMENT (CONTINUED):

At the April 19, 1999 meeting of the Board of Directors, the Board approved an amendment to this Deferred Compensation Agreement. This amendment changes the annual payment under the Agreement to $20,000 per year not to begin prior to May 1, 2000. In exchange for the $30,000 decrease in the annual payment, the President is to receive 1,000,000 shares of the Company's stock. This amendment is to take effect at such time as it is executed by the officers of the Company and its President. At the date of the audit, the Agreement amendment had not yet been executed.

17.  PROFIT SHARING PLAN:

During the year ended April 30, 1987, the Company adopted a combined Profit Sharing and Salary Reduction Plan. The Company contributes 50% of the employee contributions with a 2% maximum Company contribution on each employee's salary. The Plan also has a feature whereby the Directors can set aside certain profits as determined annually by the Directors. The Profit Sharing and Salary Reduction Plans are tax exempt under applicable sections of the Internal Revenue Code. The contributions by the Company for the years ended April 30, 2000 and 1999 were $3,342 and $7,572, respectively.

18.  QUARTERLY FINANCIAL DATA - UNAUDITED:

The following is a summary of the quarterly results of operations for the years ended April 30, 2000 and 1999:

                    Earnings (Loss) Per Share of Common Stock

Quarter               Net            Gross             Net           (Basic &
Ended                Sales           Profit           Income          Diluted)
-------------------------------------------------------------------------------
July 31           $ 1,489,569     $   412,459      $   (11,280)
October 31          1,264,150         427,356          (64,130)     $     (0.02)
January 31          1,420,533         307,332           (6,563)
April 30            1,221,428         274,971          (68,912)           (0.02)

                  $ 5,395,680     $ 1,422,118      $  (150,885)     $     (0.04)
-------------------------------------------------------------------------------

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash:

The carrying amount approximates fair value.

Notes payable - other:

Due to the fact that these are short-term notes payable within one year, the carrying amount approximates fair value.

Long-term debt:

The fair value of long-term debt is estimated based on the current rates the Company could obtain on debt of the same remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                            Carrying          Fair
                             Amount          Value
                           ----------      ----------
Cash                       $    4,541      $    4,541
Notes payable - other         458,219         458,219
Long-term debt              2,374,381       2,374 381

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

20.  RELATED PARTY TRANSACTIONS:

During the year ended April 30, 2000, the Company purchased inventory totaling $195,941 from Furniture classics, Ltd., a stockholder whose president also serves on the Company's Board of Directors.

21.  GOING CONCERN CONSIDERATIONS:

As reflected in the accompanying consolidated financial statements, the Company incurred a $150,885 loss in the year ended April 30, 2000. The Company's gross profit percentage increased from 20% in the year ended April 30, 1999 to 27% in the year ended April 30, 2000. While this increase is encouraging, the Company's lines of credit and short-term borrowings were at near maximum levels at April 30, 2000 and 1999, and cash balances were very low. A final balloon payment of the remaining principal on the Company's loan with (OPIC) is due in October 1999 and was not paid.

Management is continuing to develop new product lines with a concentration in higher volume items which should result in lower costs. Management also plans to continue to cut costs at its domestic manufacturing facility and increase production at its foreign manufacturing facility where costs are less. According to its agreement with OPIC, the Company will exercise its best effort to sell Muebles Wellington Hall, S.A.

22.  STATUTORY RESERVE:

According to the Commercial Code of the Republic of Honduras, the statutory reserve must be constituted annually appropriating at least 5% of the periods earnings until it reaches 20% of capital stock. The statutory reserve, which is included in retained earnings, amounted to $23,558 at April 30, 2000.

23.  SEGMENT INFORMATION:

The Company's reportable segments are strategic business units that offer different services or are geographically integrated. They are managed in different ways because each requires different marketing strategies or is in a different geographical area.

WHOLESALE - Wellington Hall, Limited and Wellington Hall Caribbean Corp. engage in the wholesale marketing and sales of fine furniture. Wellington Hall, Limited manufactures much of the furniture that it sells, and Wellington Hall Caribbean Corp. purchases the furniture that it sells from its wholly-owned subsidiary.

RETAIL - Palmetto Furniture Galleries, Inc. engages in the retail sales of any second quality furniture manufactured by its affiliates.

FOREIGN - Muebles Wellington Hall, S. A., a company wholly-owned by Wellington Hall Caribbean Corp., is engaged in the manufacturing of fine furniture and components at its facilities in San Pedro Sula, Honduras. Recently, all of its sales have been to its sole owner.

                                     Wholesale        Retail          Foreign
Eliminations Consolidated
Sales revenues       2000          $  5,136,771    $    258,909    $  5,395,680
                     1999             5,506,934         214,272       5,721,206

Affiliated revenues  2000               303,265    $  2,031,260    $ (2,334,525)
                     1999             1,271,812       2,072,393      (3,344,205)

Depreciation         2000                29,067          36,155          65,222
                     1999                49,071          33,626          82,697

Interest income      2000                   528             528
                     1999                32,082         (31,554)            528

Interest expense     2000               266,837         105,837         372,673
 and other           1999               251,561         151,653         403,214

Income tax expense   2000                 7,880           7,880
                     1999                18,292          18,292

                    WELLINGTON HALL, LIMITED AND SUBSIDIARIES

23.  SEGMENT INFORMATION (CONTINUED):

                                      Wholesale         Retail          Foreign
Eliminations Consolidated
Net loss             2000              (218,710)          5,290         123,849
                                        (61,314)       (150,885)
                     1999              (328,181)       (182,578)        (47,531)
                                        (12,624)       (570,914)

Total assets         2000             7,515,095         414,233       1,100,707
                                     (4,222,124)      4,807,911

Capital expenditures 2000                12,800          12,800
                     1999                11,845          11,845

The eliminations column indicated the eliminations of intercompany  transactions
or  accounts  receivable   necessary  to  prepare  the  consolidated   financial
statements.

Other Geographic Information - Sales to unaffiliated customers:

                               2000             1999

United States              $  5,266,440     $  5,321,467

Japan                           129,240          393,053

Republic of Korea                 6,686
                           ------------     ------------
                           $  5,395,680     $  5,721,206
                           ============     ============

24.  SUBSEQUENT EVENTS:

Subsequent to April 30, 2000, the Board of Directors and management of Wellington Hall, Limited and Subsidiaries have had discussions with other companies regarding the sale of the Company's corporate shell.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Position with the Company; Principal Occupation During the Preceding Five Years (if different)

Name                          Age

Hoyt M. Hackney, Jr.           63       President, Chief Executive Officer,
                                        Chief Financial Officer and Treasurer,
                                        Director since 1978

Donald W. Leonard (1)          81       Chairman of the Board of Directors,
                                        Director  since 1965; Private Investor

Ernst B. Kemm                  64       Executive Vice President, Director since
                                        1978

William W. Woodruff (1)        76       Secretary , Director since 1977;
                                        President and Owner of Woodruff Shoe
                                        Store

Arthur F. Bingham              45       Senior Executive Vice President of Sales
                                        and Marketing (1996-present), Director
                                        since 1996; Sales Representative for
                                        Lexington Furniture Industries
                                        (1978-1996)

          (1)  Mr. Woodruff is Mr. Leonard's brother-in-law.


     The executive officers are elected by the Board of Directors to serve until the next annual meeting of the Board and until their successors have been elected and qualified.

     The Board of Directors of the Company met two times during the year ended April 30, 2000. The Board does not have standing audit, nominating or other committees performing similar functions. All Directors attended at least 75% of the total number of the meetings of the Board of Directors and committees on which they served during fiscal 2000.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning compensation paid to the Chief Executive Officer of the Company's during the last three fiscal years.

                                            Annual                    All Other
                              Fiscal     Compensation               Compensation
Name/Position                  Year        Salary($)     Bonus($)       (1)
                            ----------    ----------    ---------    ----------
Hoyt M. Hackney, Jr            2000         84,000          0          25,738
  President                    1999        106,210          0          25,738
  Treasurer                    1998        107,943          0          25,738
  Chief Executive Officer
  Chief Financial Officer


          (1)  The amounts  reported in this  column  consists of the  Company's
               matching   contribution   under  its  401(k)  plan  and  deferred
               compensation plan.

     The non-salaried directors were not compensated during fiscal year ended April 30, 2000.

     Effective January 1, 1987. the Company entered into a 5-year employment agreement with Mr. Hackney (the "Employment Agreement") that will automatically be extended for successive one-year terms unless and until either party to the Employment Agreement gives written notice of termination. Throughout the term of the Employment Agreement, Mr. Hackney is to serve as President, Chief Executive Officer and Chief Financial Officer of the Company, is to be nominated for election as a Director of the Company and is to devote his full time and attention to the Company's business affairs. If for any reason (other than his "for cause" termination) Mr. Hackney does not continue in these positions, Mr. Hackney may elect to terminate the Employment Agreement and receive as severance compensation an amount equal to one and one-half times his then annual compensation. Under the Employment Agreement, Mr. Hackney may be terminated only "for cause", which is defined to mean (1) willful material breach of his obligations under the Employment Agreement; (2) willful gross misconduct in the course of his employment that is substantially injurious to the Company; or (3) conviction in any court of a felony which results in incarceration for more than 90 consecutive days.

     In conjunction with the execution of the Employment Agreement, the Company and Mr. Hackney entered into a executive deferred compensation agreement, effective May 8, 1987 (the "Deferred Compensation Agreement"), which provides for the payment of $50,000 per year for a period of 10 years payable in equal monthly installments, upon Mr. Hackney's retirement at age 62. The monthly installment payments shall be paid to Mr. Hackney's beneficiary if he dies prior to retirement or after retirement but prior to the expiration of the ten-year payout period. $24,000 in deferred payments were accrued pursuant to the Deferred Compensation Agreement for the benefit of Mr. Hackney during fiscal 2000.

     If the Company is (1) merged, liquidated, consolidated or otherwise combined with any other company, or (2) if substantially all the assets or shares of stock of the Company are acquired by any other person or entity (1 and 2 above hereinafter a "Change of Control Event"), the Employment Agreement will, pursuant to its terms, automatically remain in full force and effect until the end of the two-year period immediately following the date of the Change of Control Event. If the Employment Agreement is extended beyond December 31, 1991 due to the occurrence of a Change of Control Event, Mr. Hackney is to be paid an annual salary of $155,000 throughout the term of extension. Upon the occurrence of a Change of Control Event. the Company or its successor in interest may terminate the Employment Agreement upon the payment to Mr. Hackney of a cash amount equal to 1 1/2 times the is then annual compensation. The Company or its successor may terminate the Deferred Compensation Agreement following the occurrence of a Change of Control event upon the payment to Mr. Hackney of

     (a)  $100,000 in cash or

     (b) a cash amount for each share of the Company stock then owned by Mr. Hackney equal to or greater than the lesser of (i) four times the book value per share of such stock or (ii) 15 times the net after tax profits per share of such stock, computed as of the Company's most recent fiscal year end in accordance with Generally Accepted Accounting Principles.

     Effective September 1, 1996, the Company entered into a 10-year employment agreement with Arthur F. Bingham ("the Employment Agreement") that is automatically extended for successive one-year terms unless and until either party to the Employment Agreement gives written notice of' termination pursuant to the terms therein. Throughout the term of the Employment Agreement, Mr. Bingham is to serve as Senior Executive Vice President of Sales and Marketing and as an exclusive sales representative of the Company and is to devote his full time and attention to such positions. The Employment Agreement contemplates that, for the term thereof, Mr. Bingham shall also serve as a Director of the Company. If, for any reason other than the termination of his employment "for cause," Mr. Bingham does not continue in these positions, Mr. Bingham may elect to terminate the Employment Agreement and receive as severance compensation an amount equal to one and one-half times his then annual compensation. Under the Employment Agreement, Mr. Bingham may be terminated only "for cause," which is defined to mean (1) willful material breach of his obligations under the Employment Agreement, which breach is not substantially cured by Mr. Bingham within ten business days after the Company gives to him written notice of the specific alleged breach (it being understood that Mr. Bingham's failure to perform or discharge his duties and responsibilities hereunder as a result of his incapacity due to physical or mental illness or injury or accident or death shall not be deemed such a breach); (2) willful gross misconduct in the course of his employment that is substantially injurious to the Company; or (3) conviction in any court of a felony that results in incarceration for more than ninety consecutive days (unless such conviction is reversed in any final appeal thereof).

     Pursuant to the Employment Agreement, Mr. Bingham is to be compensated in an amount equal to a commission of 5% of all sales of products of WHCC and 6% of all sales of products of the Company, both to exclude what is commonly referred to as OEM sales, a commission of 5% on all orders considered "House" orders, a commission of 5% on inventory sales used to raise capital and reduce inventory, annual compensation of $30,000 and an annual bonus equal to the amount that 2% of the sales in the North Carolina territory from WHCC and 1% of the sales in the North Carolina territory from the Company exceeds $30,000 for each fiscal year beginning September 1, 1996 through August 31, 1997. No bonuses were paid during fiscal year ending April 30, 2000.

     If the Company is merged, liquidated, consolidated or otherwise combined with any other company, or if substantially all the assets of the Company are acquired by any other person or entity, or if the control of the Company shall pass to any other person or entity not presently in control, the Employment Agreement shall remain in full force and effect or, at the option of the Company, upon the occurrence of any such event described hereinabove, the Company or its successor may terminate this Employment Agreement upon the payment to Mr. Bingham of an amount equal to 1 " times his earnings for the last fiscal year prior to termination, such payment to be made within thirty days after the date of termination. For purposes of determining Mr. Bingham's earnings, there shall be included both the commissions paid under Mr. Bingham's sales territory and the annual compensation paid for Mr. Bingham's service as Senior Executive Vice President of Sales and Marketing.

     On February 10, 1997, the Board of Directors of the Company adopted, subject to shareholder approval, the 1997 Stock Option and Restricted Stock Plan (the "Plan"). The Plan has a ten year term and, unless sooner terminated as provided in the Plan, will terminate on February 9, 2007.

     The Plan will be administered by an option committee (the "Committee") appointed by the Board of Directors of the Company. The Committee must consist of no fewer than two directors appointed by the Board, none of whom is a current employee of the Company, a former employee that receives compensation for prior services rendered during the taxable year, an individual receiving direct or indirect remuneration from the Company in any capacity other than as a director or a former or current officer of the Company, all with the intent of complying
Section 162(m) of the Internal Revenue Code of 1988, as amended (the "Code").

     Under the Plan, the Company may grant incentive stock options ("ISOs"), nonqualified stock options or restricted stock awards up to an aggregate of 1,200,000 shares of the Company's common stock, no par value (the "Common Stock"). No individual may receive options or restricted stock under the Plan aggregating more than 600,000 shares of Common Stock over the ten-year life of the Plan. The number and class of shares available under the Plan will be adjusted appropriately in the event of stock splits and combinations, share dividends and similar changes in the capitalization of the Company. Any shares of Common Stock that are subject to incentive stock options or nonqualified stock options granted under the Plan and that are not issued, and any shares of Common Stock that are issued pursuant to restricted stock awards under the Plan and that are subsequently forfeited, may again be the subject of grants or awards under the Plan.

     Awards may be granted under the Plan only to key employees (including statutory employees within the meaning of Section 3121(d)(3) of the Code), officers or directors of the Company, whether or not employees. The Committee will determine those persons who will receive ISOs, nonqualified stock options and restricted stock awards under the Plan. -38- The Plan provides that the Board of Directors may terminate, amend or revise the terms of the Plan at any time, except that no amendment or revision shall (i) increase the maximum aggregate number of shares subject to the Plan, except as permitted by the Plan in order to make appropriate adjustments for stock splits, share dividends or similar changes in the Common Stock; (ii) change the minimum purchase price for shares subject to options granted under the Plan; (iii) extend the maximum duration of ten years established under the Plan for any option or for a restricted stock award; or (iv) permit the granting of an option or a restricted stock award to anyone other than eligible recipients under the terms of the Plan.

     With respect to nonqualified stock options or restricted stock awards, the Committee is authorized under the terms of the Plan, in its discretion, to make loans or payments to optionees or restricted stock award recipients for the purpose of assisting such persons with payment of personal income taxes incurred upon exercise of nonqualified stock options or the lapse of restrictions to which restricted stock is subject.

     If the Company becomes a party to any merger or consolidation in which it is not the surviving entity or pursuant to which the shareholders of the Company exchange their Common Stock, or if the Company dissolves or liquidates or sells all or substantially all of its assets, the Committee may, in its discretion, cause all ISOs and nonqualified stock options outstanding under the Plan to become immediately exercisable and, to the extent not exercised, such options will terminate on the effective date of such transaction. In addition, the Committee may, in its discretion, cause all restricted stock awards that are still subject to any restrictions or conditions to become fully vested, and no longer subject to forfeiture, on such effective date, unless otherwise provided in the applicable restricted stock agreement.

     The price of shares subject to stock options granted under the Plan will be determined by the Committee at the time of grant of the option, but may not be less than 100% of the fair market value of the Common Stock at the time of the grant. On February xx, 2001, the fair market value of the common stock was estimated to be $.07. The Committee will determine at the time of grant the dates on which stock options will become exercisable and may accelerate the scheduled exercise date of an option if deemed appropriate. The Committee may, in its discretion, make any ISO or nonqualified stock option subject to the satisfaction of such corporate or individual performance or other vesting standards as the Committee deems appropriate. No stock option may expire later than ten year from the date of grant. ISOs granted under the Plan are subject to the following additional conditions: (i) no ISO may be granted to a person who owns, at the time of grant, stock representing more than 10% of the total voting power of all classes of stock of the Company unless the option price for the shares subject to such ISO is at least 110% of the fair market value on the date of grant and such ISO award is exercisable only within five years after its date of grant; and (ii) the total fair market value of shares subject to ISOs which are exercisable for the first time by an optionee in a given calendar year may not exceed $100,000, valued as of the date of the ISO's grant.

     Restricted stock may be issued under the terms of the Plan to eligible recipients who are selected from time to time by the Committee. Such restricted stock will be subject to such restrictions and conditions as may be determined by the Committee at the time of the award. These restrictions and conditions may include (but are not required to include) restrictions on transfer of the awarded shares of Common Stock, vesting conditions based on continued employment with the Company for a specified period of time following the award or satisfaction of individual or corporate performance criteria, or satisfaction of other vesting standards. The lapse of restrictions and conditions with respect to restricted stock may be accelerated at any time by the Committee in its discretion. Restrictions and conditions imposed on shares of restricted stock shall lapse, in whole or in part, as provided in the applicable agreement evidencing the restricted stock award, but must lapse, if at all, not later than ten years from the date of the award.

     Because the Plan is a discretionary plan, it is not possible to determine what awards the Committee will grant thereunder.

     Federal Income Tax Consequences of Stock Option and Restricted Stock Plan

     ISOs granted under the Plan are intended to qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The grant of an ISO generally does not result in taxable income to the participant at the time of grant or at the time of exercise. however, for any year in which Common Stock is purchased upon exercise of an ISO, the difference between the fair market value of the Common Stock at the time of exercise and its adjusted basis to the participant will be treated as an item of adjustment for purposes of computation of the employee's alternative minimum taxable income under Section 55 of the Code. If the participant exercises and ISO and sells the Common Stock purchased thereunder at a gain, the excess of the sales price of the Common Stock over its adjusted basis to the participant will be taxable as a long-term capital gain if the sale is made more than two years from the granting of the ISO and more than one year from the transfer of the stock to the participant. If the sale is made within two years after the granting of the option or within one year after the Common Stock is transferred to the participant and if sales proceeds exceed the fair market value of the Common Stock on the date of exercise, the participant generally will recognize ordinary income, equal to the fair market value of the Common Stock on the date of exercise less the option price, and capital gain (long-term or short-term as the case may be), equal to the amount realized in excess of the fair market value of the Common Stock on the date of exercise. No tax deduction will be available to the Company as a result of the granting of ISOs, the exercise of such options, or the sale by participants of the Common Stock purchased. However, the Company will be entitled to a deduction in an amount equal to the ordinary income, if any, realized by a participant on the sale of Common Stock purchased pursuant to the exercise of an ISO.

     Nonqualified stock options granted under the plant are not intended to qualify as ISOs under the Code. The grant of a nonqualified stock option will not result in taxable income to the participant or a deduction to the Company. On the date any such option is exercised, a participant generally will be deemed to receive ordinary income equal to the amount by which the fair market value of the Common Stock on the exercise date exceeds the option price, and the Company will generally receive a deduction in the same amount.

     Participants will recognize taxable income at the time unrestricted stock is received under the Plan equal to the fair market value of the shares received. The Company will be entitled to a deduction equal to the amount includable in the participant's income.

     In general, there will be no federal income tax consequences to either the Company or the participant upon the grant of restricted stock. At that time, the participant will recognize taxable income equal to the then fair market value of the Common Stock and the Company will generally receive a corresponding deduction. However, participants may elect, within 30 days after the date of grant, to recognize ordinary income equal to the fair market value of the restricted stock on the date of grant and the Company will be entitled to a corresponding deduction at that time.

     Any discussion herein pertaining to a deduction for the Company is qualified by application of Section 162(m) of the Code and the regulations thereunder. Section 162(m) limits to $1,000,000 per year the allowable deduction for compensation paid to or accrued by the chief executive officer and the four most highly compensated officers (other than the chief executive officer) ("Covered Employees"), except that such limit does not include "performance-based compensation," as that term is defined therein. If the Plan is approved by shareholders in the manner prescribed by applicable regulations, compensation realized upon the exercise of options will be "performance-based" if the exercise price is at least equal to the fair market value of the underlying stock on the date of grant. The Plan is intended to meet the provisions of Section 162(m) such that any deductions realized from stock option transactions thereunder will not be limited. Compensation derived from other awards that may be granted under the Plan may be deemed "performance-based" if they are designated as such by the Committee and if the grant thereof is subject tot he attainment of certain performance goals. Except as permitted by Section 162(m) and the regulations promulgated thereunder, compensation derived by Covered Employees from awards that are not "performance-based" will not be deductible by the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding directors and executive officers of the Company, as well as those persons known by the Company to own beneficially more than 5% of the outstanding Common Stock of the Company, as of February xx, 2001:

Name and Address                                Amount and Nature      Percent
of Beneficial                                     of Beneficial       of Class
Owner                                              Ownership (1)         ---
                                                   ------------     ------------
Hoyt M. Hackney, Jr                                   226,958(1)             5.9
409 Edgedale Drive
High Point, N.C. 27262


Ernst B. Kemm                                       1,630,613(1)           42.65
1211 Lancaster Place
High Point, N.C. 27260

Donald W. Leonard                                      26,862(1)              .7
105 Westover Drive
Lexington, N.C. 27292

Name and Address                                Amount and Nature      Percent
of Beneficial                                     of Beneficial       of Class
Owner                                              Ownership (1)         ---
                                                   ------------     ------------
William W. Woodruff                                    16,000(1)              .4
320 Maegeo Drive
Lexington, N.C. 27292

Arthur F. Bingham                                     605,437(2,3)          15.8
315 3rd Avenue N. W
Hickory, N.C. 28601


Ralph L. Eskelsen, Jr                                      --(3)              --
Tacao River
San Pedro Sula
Honduras, Central America


All executive officers                              2,505,807(3)            65.6
and Directors as a Group
(5 Persons)

          (1)  To the best of the Company's knowledge,  all persons listed above
               own  the  shares  listed   directly  and  have  sole  voting  and
               investment power with respect thereto unless otherwise noted.

          (2) Mr. Bingham's shares include 605,000 shares owned in a retirement plan of which he is beneficiary.

          (3) Excludes options to purchase shares that have been granted but are not currently exercisable and do not become exercisable within 60 days.

     To the best of the Company's knowledge, all persons listed above have sole voting and investment power over the shares which they own directly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the employment of Arthur F. Bingham as Senior Executive Vice President of Sales and Marketing, Mr. Bingham made a loan to the Company in October 1996 of $285,694 for a term of up to two years and bearing interest at the applicable federal rate under Section 1274(d) of the Internal Revenue Code of 1986, as amended. On February 12, 1997, Mr. Bingham purchased 600,000 shares of Common Stock of the Company at a purchase price of $.50 per share, which purchase price was paid by cancellation of the foregoing loan and for an additional investment of $14,306. The Company paid to Mr. Bingham interest on the loan in the amount of $6,368. Like those transactions, all future material affiliated transactions and loans will be made or entered into under terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties. In addition, all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions. On May 4 1999, the Company and Furniture Classics Limited (FCL), an importer of home furnishings, entered into an agreement whereby FCL would supply the Company a line of mirrors, chinese antiques, and other products from their foreign sources which the Company will market exclusively. Under this agreement R. Douglas Ricks, the FCL president would became a shareholder by investing $27,000 for 100,000 shares of the Company's common stack, would be nominated as a Director, and would assist management in, among other things, developing additional products to further exploit these new sources and would received incentives in the form of warrants. The warrants issued as part of the FCL agreement are priced a can be exercised by the following:

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

     100,000 shares at $0.40 per share exercisable until December 31, 2000

     100,000 shares at $0.45 per share exercisable until December 31, 2001

     100,000 shares at $0.45 per share exercisable until December 31, 2001

     100,000 shares at $0.53 per share exercisable until December 31, 2001

     Under the terms of the agreement the company can purchase the products involved directly from the foreign source in container loads, purchases partial container loads or from Furniture Classics Limited's inventory. FLC in any event is responsible for providing letters of credit or satisfying other credit terms with the foreign vendors. FCL receives a 10% brokers fee on all products delivered to the Company. For orders placed as partial containers or from FCL inventories, FCL received addition fee to cover handling, delivery, and warehousing expense as applicable. Both parties have the right to terminate the agreement with ninety day notice but must honor all outstanding orders at the time of termination. On October 31, 1999, Mr. Ricks exercised his warrant and invested $30,000 for 100,000 shares. Mr. Ricks did not exercises warrants that were exercisable on July 31, 2000 or on December 31, 2000.

ITEM 14.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     (a) Exhibits Index to Annual Report on Form 10-KSB of Wellington Hall Limited For Fiscal Year 2000

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

*****Incorporated herein by reference to the identically-numbered exhibits to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1993.

******Incorporated herein by reference to the identically-numbered  exhibits to the  Company's  Annual  Report on Form  10-KSB for the year ended April 30,
     1995

     (b)  Exhibits Filed:


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

          3.2 Bylaws of Wellington Hall, Limited, as amended. Incorporated by reference

          10.37 Business Loan Agreement, dated April 30, 2000, between the Company and Ernst B. Kemm.

          10.38 Forbearance Agreement, dated May 1, 2000, Between between the Company and Overseas private Investment Corporation

          10.39 Modification to Forbearance Agreement, dated May 31, 2000, Between between the Company and Overseas Private Investment Corporation

     (c) Reports on Form 8-K: No reports on Form 8-K were filed during the fourth quarter of fiscal year ended April 30, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        WELLINGTON HALL, LIMITED

Date:  June 28, 2000                    By :
                                            -------------------------------
                                            Hoyt M. Hackney, Jr.
                                            President,( Principal Executive
                                            Officer, Principal Accounting
                                            Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name and Signature               Position                         Date
------------------               --------                         ----

_______________________          President (Chief                 July 28, 2000
Hoyt M. Hackney, Jr.             Executive Officer
                                 and Chief Financial
                                 Officer), Treasurer

_______________________          Executive Vice                   July 28, 2000
Ernst B. Kemm                    President and Director

_______________________          Chairman of the Board            July 28, 2000
Donald W.Leonard

_______________________          Secretary and Director           July 28, 2000
William W. Woodruff

_______________________          Senior Executive Vice            July 28, 2000
Arthur F. Bingham                President and Director